Form 10-Q
period 2021-06-30
Brookline Capital Acquisition Corp.
filed 2021-08-16
CIK 1814140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of August
16
, 2021, 7,434,500 common shares, par value $0.0001 per share, were issued and outstanding.

BROOKLINE CAPITAL ACQUISITION CORP.
Form
10-Q
For the Quarter Ended June 30, 2021

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements	1
	Condensed Balance Sheets as of June 30, 2021 (Unaudited) and December 31, 2020	1
	Unaudited Condensed Statements of Operations for the three and six months ended June 30, 2021 and for the period from May 27, 2020 (inception) through June 30, 2020	2
	Unaudited Condensed Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2021 and for the period from May 27, 2020 (inception) through June 30, 2020	3
	Unaudited Condensed Statements of Cash Flows for the six months ended June 30, 2021 and for the period from May 27, 2020 (inception) through June 30, 2020	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20
Item 4.	Controls and Procedures	20

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	20
Item 1A.	Risk Factors	21
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	22
Item 3.	Defaults Upon Senior Securities	22
Item 4.	Mine Safety Disclosures	22
Item 5.	Other Information	22
Item 6.	Exhibits	22

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements
BROOKLINE CAPITAL ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets:
Current assets:
Cash	$352,132	$978
Prepaid expenses	121,839	—

Total current assets	473,971	978
Investments held in Trust Account	58,078,592	—
Deferred offering costs associated with the proposed public offering	—	96,274

Total Assets	$58,552,563	$97,252

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$26,814	$—
Accrued expenses	45,000	—
Franchise tax payable	41,057	—
Note payable—related party	—	73,106

Total current liabilities	112,871	73,106
Derivative warrant liabilities	328,520	—

Total liabilities	441,391	73,106
Commitments and Contingencies
Common stock, $0.0001 par value; 5,263,743 and -0- shares subject to possible redemption at $10.09 per share at June 30, 2021 and December 31, 2020, respectively	53,111,167	—
Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at June 30, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value; 25,000,000 shares authorized; 2,170,757 and 1,437,500 shares issued and outstanding (excluding 5,263,743 and -0- shares subject to possible redemption) at June 30, 2021 and December 31, 2020, respectively	217	144
Additional paid-in capital	5,453,196	25,834
Accumulated deficit	(453,408)	(1,832)

Total stockholders’ equity	5,000,005	24,146

Total Liabilities and Stockholders’ Equity	$58,552,563	$97,252

The accompanying notes are an integral part of these unaudited condensed financial statements.

BROOKLINE CAPITAL ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended June 30, 2021	For the six months ended June 30, 2021	For the period from May 27, 2020 (inception) through June 30, 2020

General and administrative expenses	$113,075	$194,622	$729
Administrative expenses—related party	30,000	50,000	—
Franchise tax expense	20,444	41,586	—

Loss from operations	(163,519)	(286,208)	(729)
Other income (expenses)
Change in fair value of derivative warrant liabilities	(119,800)	(168,960)	—
Net gain from investments held in Trust Account	1,742	3,592	—

Total other income (expenses)	(118,058)	(165,368)	—

Net loss	$(281,577)	$(451,576)	$(729)

Basic and diluted weighted average shares outstanding of Public Shares of common stock subject to possible redemption	5,286,161	5,291,457	—

Basic and diluted net income per share, Public Shares of common stock subject to possible redemption	—	—	—

Basic and diluted weighted average shares outstanding of non-redeemable common stock	7,448,340	6,348,141	1,250,000

Basic and diluted net loss per share, non-redeemable common stock	$(0.04)	$(0.07)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BROOKLINE CAPITAL ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid- In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance—December 31, 2020	1,437,500	$144	$25,834	$(1,832)	$24,146
Sale of units in initial public offering, less fair value of public warrants	5,750,000	575	57,499,425	—	57,500,000
Offering costs	—	—	(1,271,838)	—	(1,271,838)
Sale of units in private placement, less derivative warrant liabilities	247,000	25	2,310,415	—	2,310,440
Common stock subject to possible redemption	(5,286,410)	(529)	(53,392,212)	—	(53,392,741)
Net loss	—	—	—	(169,999)	(169,999)

Balance—March 31, 2021 (unaudited)	2,148,090	$215	$5,171,624	$(171,831)	$5,000,008
Common stock subject to possible redemption	22,667	2	281,572	—	281,574
Net loss	—	—	—	(281,577)	(281,577)

Balance—June 30, 2021 (unaudited)	2,170,757	$217	$5,453,196	$(453,408)	$5,000,005

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance—May 27, 2020 (inception)	—	$—	$—	$—	$—
Issuance of common stock to Sponsor	1,437,500	144	24,856	—	25,000
Net loss	—	—	—	(729)	—

Balance—June 30, 2020	1,437,500	$144	$24,856	$(729)	$25,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

BROOKLINE CAPITAL ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the six months ended June 30, 2021	For the period from May 27, 2020 (inception) through June 30, 2020
Cash Flows from Operating Activities:
Net loss	$(451,576)	$(729)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by related party under promissory note	23,373	—
Change in fair value of derivative warrant liabilities	168,960	—
Net gain from investments held in Trust Account	(3,592)	—
Changes in operating assets and liabilities:
Prepaid expenses	(121,839)	—
Account payable	26,814	729
Accrued expenses	—	—
Franchise tax payable	41,057	—

Net cash used in operating activities	(316,803)	—

Cash Flows from Investing Activities
Cash deposited in Trust Account	(58,075,000)	—

Net cash used in investing activities	(58,075,000)	—

Cash Flows from Financing Activities:
Repayment of note payable to related party	(116,346)	—
Proceeds received from initial public offering, gross	57,500,000	—
Proceeds received from private placement	2,470,000	—
Offering costs paid	(1,110,697)	—

Net cash provided by financing activities	58,742,957	—

Net change in cash	351,154	—
Cash - beginning of the period	978	—

Cash - end of the period	$352,132	$—

Supplemental disclosure of noncash activities:
Offering costs included in accrued expenses	$45,000	$—

Offering costs paid by related party under promissory note	$19,867	$—

Initial value of common stock subject to possible redemption	$53,530,010	$—

Change in value of common stock subject to possible redemption	$(418,843)	$—

Deferred offering costs paid by Sponsor in exchange for common stock	$—	$25,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

BROOKLINE CAPITAL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note 1 — Description of Organization and Business

Operations
Brookline Capital Acquisition Corp. (the “Company”) is a newly organized blank check company incorporated in Delaware and formed for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (“Business Combination”). Although the Company has not yet identified a Business Combination target and may pursue an initial Business Combination target in any business or industry, the Company intends to focus its sear
c
h on companies in the life sciences industry.
As of June 30, 2021, the Company had not yet commenced operations. All activity for the period from May 27, 2020 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and identifying a target Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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
The Company will provide the holders of Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.10 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 and a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the Business Combination is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Stockholder may elect to redeem their Public Shares irrespective of whether they vote

BROOKLINE CAPITAL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

for or against the proposed transaction. If the Company seeks stockholder approval in connection with the Business Combination, the holders of the Founder Shares (as defined in Note 4) prior to this Initial Public Offering (the “Initial Stockholders”) have agreed to vote their Founder Shares and any Public Shares purchased during or after the Initial Public Offering in favor of the Business Combination. In addition, the Initial Stockholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination. The Company has agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of the Sponsor.
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
The Company will seek to have all third parties and any prospective target businesses enter into valid and enforceable agreements with the Company waiving any right, title, interest or claim of any kind they may have in or to any monies held in the Trust Account. Nevertheless, there is no guarantee that vendors, service providers and prospective target businesses will execute such agreements. The Sponsor agreed that it will be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below $10.10 per Public Share, except as to any claims by a third party who executed a valid and enforceable agreement with the Company waiving any right, title, interest or claim of any kind they may have in or to any monies held in the Trust Account and except as to any claims under the Company’s indemnity of the underwriters in the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. However, the Sponsor may not be able to satisfy its indemnification obligations. Moreover, the Sponsor will not be liable to the Public Stockholders and instead will only have liability to the Company.
Going Concern
As of June 30, 2021, the Company had approximately $352,000 in its operating bank account, and working capital of approximately $402,000 (not taking into account approximately $41,000 in tax obligations that may be paid using investment income earned in the Trust Account).
The Company’s liquidity needs to date have been satisfied through a payment of $25,000 from the Sponsor to pay for certain offering costs in exchange for issuance of the Founder Shares, the loan under the Note of approximately $116,000

(as defined in Note 4), and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on February 2, 2021. In addition, in order to finance transaction costs in connection with an initial Business Combination, the Company’s officers, directors and initial stockholders may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of June 30, 2021, there were no amounts outstanding under any Working Capital Loans.

BROOKLINE CAPITAL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination. The Company will need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be requir
e
d to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses.
The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate, May 2, 2022. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.
Risks and Uncertainties
Risks and Uncertainties Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target Business Combination, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Note 2 — Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.
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
The Private Placement Warrants were reflected as a component of equity as opposed to liabilities on the balance sheet. Pursuant to the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 250, “Accounting Changes and Error Corrections” and Staff Accounting Bulletin 99, “Materiality”) (“SAB 99”) issued by the SEC, the Company determined the impact of the error was immaterial. The impact of the error correction is reflected in the unaudited condensed financial statements contained herein which resulted in a
$160,000
increase to the derivative warrant liabilities line item and offsetting decrease to the Class A common stock subject to possible redemption mezzanine equity line item recorded as part of the activity in the six months ended June 30, 2021 as reported herein. There would have been no change to total stockholders’ equity as reported.
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

BROOKLINE CAPITAL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. As of June 30, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2021 and December 31, 2020.
Investments Held in Trust Account
The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in net gatin from investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Fair Value Measurements
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

BROOKLINE CAPITAL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Fair Value of

Financial Instruments
As of June 30, 2021 and December 31, 2020, the carrying values of cash, prepaid expenses, accounts payable, accrued expenses, franchise tax payable and notes payable to related party approximate their fair values due to the short-term nature of the instruments.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements. Actual results could differ from those estimates.
Derivative warrant liabilities
The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to FASB ASC Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and FASB ASC Topic 815, “Derivative and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed
at the end of each reporting period.
The 2,875,000 Public Warrants (as defined in Note 3) issued in connection with the Initial Public Offering are classified as equity. The 123,500 Private Placement Warrants (as defined in Note 4) are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the Private Placement Warrants as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s condensed statements of operations. The fair value of the Private Placement Warrants are measured using a Monte Carlo simulation model.
Offering Costs Associated with the Initial Public Offering
Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating
expenses in the condensed statements of operations. Offering costs associated with the Public Shares were charged to stockholders’ equity upon the completion of the Initial Public Offering.
Common Stock Subject to Possible Redemption
The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC 480. Common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable common stock (including shares of common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2021, 5,263,743 shares of common stock subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.
Income Taxes
The Company’s taxable income primarily consists of net gain from investments held in the Trust Account. The Company’s general and administrative expenses are generally considered start-up
costs and are not currently deductible. The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2021, the Company had deferred tax assets of approximately $59,000 with a full valuation allowance against them.

BROOKLINE CAPITAL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits for the six months ended June 30, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for the six months ended June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
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
The Company’s unaudited condensed statements of operations includes a presentation of income (loss) per common share for Public Shares of common stock subject to possible redemption in a manner similar to the two-class
method of income (loss) per common share. Net income (loss) per common share, basic and diluted, for Public Shares subject to possible redemption is calculated by dividing the proportionate share of net gain on investments held by the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Public Shares of common stock subject to possible redemption outstanding since original issuance.
Net income (loss) per common share, basic and diluted, for
non-redeemable
common stock is calculated by dividing the net income (loss), adjusted for the net gain on investments held in the Trust Account attributable to Public Shares of common stock subject to possible redemption, by the weighted average number of non-redeemable
shares of common stock outstanding for the period.
Non-redeemable
common stock includes Founder Shares and
non-redeemable
Public Shares as these shares do not have any redemption features.
Non-redeemable
common stock participates in the income or loss on marketable securities based on non-redeemable
shares’ proportionate interest.
The following table reflects the calculation of basic and diluted net income (loss) per common share:

	For the three months ended June 30, 2021	For the six months ended June 30, 2021

Common stock subject to possible redemption
Numerator: Earnings allocable to common stock subject to possible redemption
Net gain from investments held in Trust Account	$1,595	$3,288
Less: Company’s portion available to be withdrawn to pay taxes	(1,595)	(3,288)

Net income attributable to Class A common stock subject to possible redemption	$—	$—

Denominator: Weighted average Class A common stock subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	5,286,161	5,291,457

Basic and diluted net income per share, Class A common stock subject to possible redemption	$—	$—

Non-redeemable common stock
Numerator: Net Loss minus Net Earnings
Net loss	$(281,577)	$(451,576)
Net income allocable to Class A common stock subject to possible redemption	—	—

Non-redeemable net loss	$(281,577)	$(451,576)

Denominator: weighted average non-redeemable common stock
Basic and diluted weighted average shares outstanding, non-redeemable common stock	7,448,340	6,348,141

Basic and diluted net loss per share, non-redeemable common stock	$(0.04)	$(0.07)

BROOKLINE CAPITAL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Recent Accounting Standards
In August 2020, the FASB issued Accounting Standard Update (the “ASU”) No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. The Company early adopted the ASU on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.
The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.
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

BROOKLINE CAPITAL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
In addition, in order to finance transaction costs in connection with a Business Combination, the Initial Stockholders may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion (the “Working Capital Loans”). Each loan would be evidenced by a promissory note. The notes will either be paid upon consummation of the initial Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of the notes may be converted upon consummation of the Business Combination into additional Private Placement Units at a conversion price of $10.00 per Private Placement Unit. If the Company does not complete a Business Combination, the loans will not be repaid. As of June 30, 2021, the Company had no borrowings under the Working Capital Loans.
Administrative Support Agreement
Commencing on the effective date of the Company’s prospectus, the Company agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred $30,000 and $50,000 in general and administrative expenses in the accompanying unaudited condensed statements of operations for the three and six months ended June 30, 2021, respectively.
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
Registration and Stockholder Rights
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
The underwriters were entitled to an underwriting discount of $0.15 per unit, or $862,500 in the aggregate, paid upon the closing of the Initial Public Offering
.

BROOKLINE CAPITAL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 6 — Warrants
Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable 30 days after the completion of the initial Business Combination; provided that the Company has an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permits holders to exercise their warrants on a cashless basis under certain circumstances). However, the Company agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use its best efforts to file with the SEC a registration statement covering the shares of common stock issuable upon exercise of the Public Warrants, to cause such registration statement to become effective and to maintain a current prospectus relating to those shares of common stock until the Public Warrants expire or are redeemed. If a registration statement covering the shares of common stock issuable upon exercise of the Public Warrants is not effective by the 60th business day after the closing of the initial Business Combination, warrantholders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise Public Warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. If that exemption, or another exemption, is not available, holders will not be able to exercise their Public Warrants on a cashless basis.
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

BROOKLINE CAPITAL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Note 7 — Stockholders’ Equity
Preference Shares—
The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. At June 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.
Common Shares—
The Company is authorized to issue 25,000,000 common shares with a par value of $0.0001 per share. As of June 30, 2021 and December 31, 2020, there were 7,434,500 and 1,437,500
shares of common stock issued and outstanding, including 5,263,743 and
-0-
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
Note 8 — Fair Value Measurements
The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2021 by level within the fair value hierarchy:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets—Investments held in Trust Account:
Mutual funds	$5,915	$—	$—
U.S. Treasury Securities	$58,072,677	$—	$—
Liabilities:
Derivative warrant liabilities—Private	$—	$—	$328,520
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers between levels of the fair value hierarchy during the six months ended June 30, 2021.
Level 1 assets include investments in mutual funds invested in government securities and U.S. Treasury Securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.
The fair value of the Private Placement Warrants are measured using a Monte Carlo simulation. For the three months ended June 30, 2021, the Company incurred a non-operating
loss resulting from an increase in the fair value of derivative warrant liabilities of approximately $120,000, which is presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statements of operations. For the six months ended June 30, 2021, the Company incurred a non-operating
loss resulting from an increase in the fair value of derivative warrant liabilities of approximately $169,000, which is presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statements of operations.
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

BROOKLINE CAPITAL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	As of February 2, 2021	As of March 31, 2021	As of June 30, 2021
Volatility	24.1%	24.4%	38.0%
Stock price	$9.36	$9.83	$9.92
Expected life of the options to convert	5.92	5.75	5.46
Risk-free rate	0.57%	1.10%	0.95%
Dividend yield	0.0%	0.0%	0.0%
The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the six months ended June 30, 2021 is summarized as follows:

Level 3—Derivative warrant liabilities at December 31, 2020	$—
Issuance of Private Warrants	159,560
Change in fair value of derivative warrant liabilities	49,160

Level 3—Derivative warrant liabilities at March 31, 2021	$208,720
Change in fair value of derivative warrant liabilities	119,800

Level 3—Derivative warrant liabilities at June 30, 2021	$328,520

Note 9 — Subsequent Events
Management has evaluated subsequent events and transactions that occurred after the balance sheet date through the date the condensed financial statements were available for issuance. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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
Liquidity and Capital Resources
As of June 30, 2021, we had approximately $352,000 in our operating bank account, and working capital of approximately $402,000. The balance of the cash proceeds generated from the Initial Public Offering and Private Placement was transferred into the Trust Account.
Our liquidity needs to date have been satisfied through a payment of $25,000 from the Sponsor to pay for certain offering costs in exchange for issuance of the Founder Shares (as defined in Note 4), the loan under the Note of approximately $116,000 (as defined in Note 4), and the net proceeds from the consummation of the Private Placement not held in the Trust Account. We fully repaid the Note on February 2, 2021. In addition, in order to finance transaction costs in connection with an Initial Business Combination, our officers, directors and initial stockholders may, but are not obligated to, provide us Company Working Capital Loans (see Note 4). As of June 30, 2021, there were no amounts outstanding under any Working Capital Loans.
Until the consummation of a Business Combination, we will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination. We will need to raise additional capital through loans or additional investments from our Sponsor, shareholders, officers, directors, or third parties. Our officers, directors and Sponsor may, but are not obligated to, loan us funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses.
We cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate, May 2, 2022. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.
Management continues to evaluate the impact of the
COVID-19
pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on our financial position, results of our operations and/or search for a target company, the specific impact is not readily determinable as of the date of the condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Results of Operations
Our entire activity since inception through June 30, 2021 related to our formation, the preparation for an Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination.
For the three months ended June 30, 2021, we had a loss of approximately $282,000, which consisted of approximately $113,000 of general and administrative expenses, $30,000 of administrative expenses – related party, approximately $20,000 of franchise tax expense, a non-operating
loss of approximately $120,000 for changes in fair value of derivative warrant liabilities, partially offset by approximately $2,000 net gain from investments held in the Trust Account.
For the six months ended June 30, 2021, we had a loss of approximately $452,000, which consisted of approximately $195,000 of general and administrative expenses, $50,000 of administrative expenses – related party, approximately $42,000 of franchise tax expense, a non-operating
loss of approximately $169,000 for changes in fair value of derivative warrant liabilities, partially offset by approximately $4,000 net gain from investments held in the Trust Account.

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
We incurred $30,000 and $50,000 in general and administrative expenses in the accompanying unaudited condensed statements of operations for the three and six months ended June 30, 2021, respectively.
Registration and Stockholder Rights
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
Critical Accounting Policies
Investments Held in Trust Account
Our portfolio of investments is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When our investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When our investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in net gain from investments held in the Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Common stock subject to possible redemption
We account for our common stock subject to possible redemption in accordance with the guidance in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). Shares of common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of common stock are classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2021, 5,263,743 shares of common stock subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets.
Derivative warrant liabilities
We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed
at the end of each reporting period.

The 2,875,000 warrants issued in connection with the Initial Public Offering (the “Public Warrants”) are classified as equity. The 123,500 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the Private Placement Warrants as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in our condensed statements of operations. The fair value of the Private Placement Warrants are measured using a Monte Carlo simulation model.
Offering Costs Associated with the Initial Public Offering
Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating
expenses in the condensed statements of operations. Offering costs associated with the Public Shares were charged to stockholders’ equity upon the completion of the Initial Public Offering.
Net loss per common shares
Net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the periods.
Our unaudited condensed statements of operation include a presentation of loss per share for common shares subject to redemption in a manner similar to the two-class
method of income per share. Net loss per share, basic and diluted for Public Shares is calculated by dividing the investment income earned on the Trust Account, net of applicable income and franchise taxes available to be withdrawn from the Trust Account by the weighted average number of Public Shares outstanding for the period.
Net loss per share, basic and diluted for Founder Shares is calculated by dividing the net loss, less net income attributable to Public Shares, resulting in a net loss, by the weighted average number of non-redeemable
common shares outstanding for the periods.
Recent Accounting Pronouncements
Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.
Off-Balance
Sheet Arrangements
As of June 30, 2021, we did not have any
off-balance
sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation
S-K.
JOBS Act
The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging
growth companies. As a result, the condensed financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
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
We are a smaller reporting company as defined by Rule
12b-2
of the Exchange Act and are not required to provide the information otherwise required under this item. As of June 30, 2021, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule
2a-7
under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.
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
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act) were not effective as of June 30, 2021, due solely to the material weakness in our internal control over financial reporting regarding the classification of the Company’s Warrants as components of equity instead of as derivative liabilities. See Note 2 (Summary of Significant Accounting Policies) above. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Accordingly, management believes that the financial statements included in this Quarterly Report on Form
10-Q
present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
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
As of June 30, 2021, the Company had 123,500 Private Placement Warrants outstanding. These warrants will become exercisable 30 days after completion of the initial Business Combination provided that the Company has an effective registration statement under the Securities Act covering the shares of our common stock issuable upon exercise and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permits holders to exercise their warrants on a cashless basis under certain circumstances). Once the Private Placement Warrants become exercisable, the Company may redeem outstanding warrants in certain circumstances; provided, however, that the Private Placement Warrants will not be redeemable by the Company so long as they are held by the initial purchasers or any of their permitted transferees. Under GAAP, the Company is required to evaluate contingent exercise provisions of these warrants and then their settlement provisions to determine whether they should be accounted for as a warrant liability or as equity. Any settlement amount not equal to the difference between the fair value of a fixed number of our equity shares and a fixed monetary amount precludes these warrants from being considered indexed to its own stock, and therefore, from being accounted for as equity. As a result of the provision that the Private Placement Warrants, when held by someone other than the initial purchasers or their permitted transferees, will be redeemable by the Company, the requirements for accounting for these warrants as equity are not satisfied. Therefore, the Company is required to account for these Private Placement Warrants as a warrant liability and record (a) that liability at fair value, and (b) any subsequent changes in fair value as of the end of each period for which earnings are reported. The impact of changes in fair value on earnings may have an adverse effect on the market price of our common stock.
The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share
redemption amount received by public stockholders may be less than $10.00 per share.
The proceeds held in the trust account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our amended and restated memorandum and articles of association, our public stockholders are entitled to receive their pro-rata
share of the proceeds held in the trust account, plus any interest income, net of income taxes paid or payable (less, in the case we are unable to complete our initial business combination, $100,000 of interest to pay dissolution expenses). Negative interest rates could reduce the value of the assets held in trust such that the per-share
redemption amount received by public stockholders may be less than $10.00 per share.
We have identified a material weakness in our internal control over financial reporting as of June 30, 2021. If we are unable to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.
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
In connection with the Initial Public Offering, our sponsor had agreed to loan us an aggregate of up to $300,000 pursuant to the Note. This loan is non-interest
bearing and payable on the consummation of the Initial Public Offering. As of June 30, 2021, the loan balance was $0.
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
2a-7
under the Investment Company Act which invest only in direct U.S. government treasury obligations.
We paid a total of approximately $1.5 million in underwriting discounts and commissions related to the Initial Public Offering.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits.

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

Dated: August 16, 2021	BROOKLINE CAPITAL ACQUISITION CORP.

	By:	/s/ Dr. Samuel P. Wertheimer
	Name:	Dr. Samuel P. Wertheimer
	Title:	Chief Executive Officer and Chairman