Form 10-Q
period 2021-09-30
Brookline Capital Acquisition Corp.
filed 2021-12-09
CIK 1814140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
As of December 8, 2021,

7,434,500
common shares, par value $0.0001 per share, were issued and outstanding.

BROOKLINE CAPITAL ACQUISITION CORP.
Form
10-Q
For the Quarter Ended September 30, 2021

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements	1
	Condensed Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020	1
	Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2021, for the three months ended September 30, 2020 and for the period from May 27, 2020 (inception) through September 30, 2020	2
	Unaudited Condensed Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2021, for the three months ended September 30, 2020 and for the period from May 27, 2020 (inception) through September 30, 2020	3
	Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2021 and for the period from May 27, 2020 (inception) through September 30, 2020	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4.	Controls and Procedures	23

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	25
Item 3.	Defaults Upon Senior Securities	25
Item 4.	Mine Safety Disclosures	25
Item 5.	Other Information	25
Item 6.	Exhibits	25

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements
BROOKLINE CAPITAL ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets:
Current assets:
Cash	$274,492	$978
Prepaid expenses	67,627	—

Total current assets	342,119	978
Investments held in Trust Account	58,077,784	—
Deferred offering costs associated with the proposed public offering	—	96,274

Total Assets	$58,419,903	$97,252

Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Equity:
Current liabilities:
Accounts payable	$30,292	$—
Accrued expenses	55,000	—
Franchise tax payable	61,726	—
Note payable - related party	—	73,106

Total current liabilities	147,018	73,106
Derivative warrant liabilities	86,340	—

Total liabilities	233,358	73,106
Commitments and Contingencies
Common stock subject to possible redemption, 5,750,000 shares and none at $10.10 per redemption value share at September 30, 2021 and December 31, 2020, respectively	58,075,000	—
Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value; 25,000,000 shares authorized; 1,684,500 and 1,437,500 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	168	144
Additional paid-in capital	489,412	25,834
Accumulated deficit	(378,035)	(1,832)

Total stockholders’ equity	111,545	24,146

Total Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Equity	$58,419,903	$97,252

The accompanying notes are an integral part of these unaudited condensed financial statements.

BROOKLINE CAPITAL ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

			For the nine months ended September 30, 2021	For the period from May 27, 2020 (inception) through September 30, 2020
	For the three months ended September 30,
	2021	2020
General and administrative expenses	$115,331	$1,103	$309,953	$1,832
Administrative expenses - related party	30,000	—	80,000	—
Franchise tax expense	20,668	—	62,254	—

Loss from operations	(165,999)	(1,103)	(452,207)	(1,832)
Other income (expenses)
Change in fair value of derivative warrant liabilities	242,180	—	73,220	—
Net gain (loss) from investments held in Trust Account	(808)	—	2,784	—

Total other income	241,372	—	76,004	—

Net income (loss)	$75,373	$(1,103)	$(376,203)	$(1,832)

Weighted average shares outstanding - redeemable common stock	5,750,000	—	5,076,007	—

Basic and diluted net income per share, redeemable common stock	$0.01	$—	$(0.06)	$—

Weighted average shares outstanding - non-redeemable common stock	1,684,500	1,250,000	1,633,570	1,250,000

Basic and diluted net income per share, non-redeemable common stock	$ 0.01	$(0.00)	$(0.06)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BROOKLINE CAPITAL ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Three and Nine Months Ended September 30, 2021

				Accumulated Deficit
					Total Stockholders’ Equity
	Common Stock		Additional Paid- In Capital
	Shares	Amount
Balance - December 31, 2020	1,437,500	$144	$25,834	$ (1,832)	$24,146
Sale of units in private placement, less derivative warrant liabilities	247,000	24	2,310,415	—	2,310,439
Accretion of common stock subject to possible redemption	—	—	(1,846,837)	—	(1,846,837)
Net loss	—	—	—	(169,999)	(169,999)

Balance - March 31, 2021 (unaudited ), as restated	1,684,500	168	489,412	(171,831)	317,749
Net loss	—	—	—	(281,577)	(281,577)

Balance - June 30, 2021 (unaudited ), as restated	1,684,500	168	489,412	(453,408)	36,172
Net income	—	—	—	75,373	75,373

Balance - September 30, 2021 (unaudited)	1,684,500	$168	$489,412	$ (378,035)	$111,545

For the Three Months Ended September 30, 2020 and for the Period from May 27, 2020 (inception) through September 30, 2020

					Total Stockholders’ Equity
	Common Stock		Additional Paid- In Capital	Accumulated Deficit
	Shares	Amount
Balance - May 27, 2020 (inception)	—	$—	$—	$—	$—
Issuance of common stock to Sponsor	1,437,500	144	24,856	—	25,000
Net loss	—	—	—	(729)	(729)

Balance - June 30, 2020 (unaudited)	1,437,500	$144	$24,856	$(729)	$24,271
Sponsor forfeiture of founder shares	(57,500)	(6)	6	—	—
Issuance of founder shares to affiliates of underwriter	57,500	6	972	—	978
Net loss	—	—	—	(1,103)	(1,103)

Balance - September 30, 2020 (unaudited)	1,437,500	$144	$25,834	$(1,832)	$24,146

The accompanying notes are an integral part of these unaudited condensed financial statements.

BROOKLINE CAPITAL ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the nine months ended September 30, 2021	For the period from May 27, 2020 (inception) through September 30, 2020
Cash Flows from Operating Activities:
Net loss	$(376,203)	$(1,832)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by related party under promissory note	23,373	729
Change in fair value of derivative warrant liabilities	(73,220)	—
Net gain from investments held in Trust Account	(2,784)	—
Changes in operating assets and liabilities:
Prepaid expenses	(67,627)	—
Account payable	30,292	1,103
Accrued expenses	10,000	—
Franchise tax payable	61,726	—

Net cash used in operating activities	(394,443)	—

Cash Flows from Investing Activities
Cash deposited in Trust Account	(58,075,000)	—

Net cash used in investing activities	(58,075,000)	—

Cash Flows from Financing Activities:
Repayment of note payable to related party	(116,346)	—
Proceeds from issuance of representative shares	—	978
Proceeds received from initial public offering, gross	57,500,000	—
Proceeds received from private placement	2,470,000	—
Offering costs paid	(1,110,697)	—

Net cash provided by financing activities	58,742,957	978

Net change in cash	273,514	978
Cash - beginning of the period	978	—

Cash - end of the period	$274,492	$978

Supplemental disclosure of noncash activities:
Offering costs included in accrued expenses	$45,000	$—

Offering costs paid by related party under promissory note	$19,867	$71,274

Deferred offering costs paid by Sponsor in exchange for common stock	$—	$25,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

BROOKLINE CAPITAL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 - Description of Organization and Business Operations
Brookline Capital Acquisition Corp. (the “Company”) is a newly organized blank check company incorporated in Delaware and formed for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (“Business Combination”). Although the Company has not yet identified a Business Combination target and may pursue an initial Business Combination target in any business or industry, the Company intends to focus its search on companies in the life sciences industry.
As of September 30, 2021, the Company had not yet commenced operations. All activity for the period from May 27, 2020 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and identifying a target Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
The Company’s Sponsor is Brookline Capital Holdings, LLC, a Delaware limited liability company (the “Sponsor”), an affiliate of Brookline Capital Markets, a division of Arcadia Securities, LLC (“Brookline”). The registration statement for the Company’s Initial Public Offering was declared effective on January 28, 2021. On February 2, 2021, the Company consummated its Initial Public Offering of 5,750,000 units (the “Units” and, with respect to the common stock included in the Units being offered, the “Public Shares”), including 750,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $57.5 million, and incurring offering costs of approximately $1.3 million
.
Simultaneously with the closing of the Initial Public Offering, the Company consummated a private placement (“Private Placement”) of 247,000 private placement units (each, a “Private Placement Unit” and collectively, the “Private Placement Units”) at a price of $10.00 per unit to the Sponsor, generating proceeds of approximately $2.5 million (Note 4).
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

BROOKLINE CAPITAL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

BROOKLINE CAPITAL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Going Concern
As of September 30, 2021, the Company had approximately $274,000 in its operating bank account, and working capital of approximately $257,000 (not taking into account approximately $62,000 in tax obligations that may be paid using investment income earned in the Trust Account).
The Company’s liquidity needs to date have been satisfied through a payment of $25,000 from the Sponsor to pay for certain offering costs in exchange for issuance of the Founder Shares, the loan under the Note of approximately $116,000 (as defined in Note 4), and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on February 2, 2021. In addition, in order to finance transaction costs in connection with an initial Business Combination, the Company’s officers, directors and initial stockholders may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of September 30, 2021, there were no amounts outstanding under any Working Capital Loans.
Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination. The Company will need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses.
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
Note 2 - Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.

BROOKLINE CAPITAL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Current Report on Form
8-K
and the final prospectus filed by the Company with the SEC on February 8, 2021 and January 29, 2021, respectively.
In April 2021, the Company identified an error in its accounting treatment for its Private Placement Warrants (as defined in Note 4) as presented in its audited balance sheet as of February 2, 2021 included in its Current Report on Form
8-K
.
The Private Placement Warrants were reflected as a component of equity as opposed to liabilities on the balance sheet. Pursuant to the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 250, “Accounting Changes and Error Corrections” and Staff Accounting Bulletin 99, “Materiality”) (“SAB 99”) issued by the SEC, the Company determined the impact of the error was immaterial. The impact of the error correction is reflected in the unaudited condensed financial statements contained herein which resulted in a $160,000 increase to the derivative warrant liabilities line item and offsetting decrease to the Class A common stock subject to possible redemption mezzanine equity line item recorded as part of the activity in the nine months ended September 30, 2021. There would have been no change to total stockholders’ equity as reported
.
Restatement of Previously Reported Financial Statements
In preparation of the Company’s unaudited condensed financial statements for the quarterly period ended September 30, 2021, the Company concluded it should restate its previously issued financial statements to classify all outstanding Public Shares in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments in ASC
480-10-S99,
redemption provisions not solely within the control of the Company, require shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Public Shares in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than
 $
5,000,001
.

Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these condensed financial statements, the Company revised this interpretation to include temporary equity in net tangible assets.
In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections and has determined that the related impact was material to the previously filed financial statements that contained the error, reported in the Company’s Form
10-Qs
for the quarterly periods ended March 31, 2021, and June 30, 2021 (the “Affected Quarterly Periods”). Therefore, the Company, in consultation with its Audit Committee, concluded that the Affected Quarterly Periods should be restated to present all Public Shares as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering. As such, the Company is reporting these restatements to those periods in this quarterly report. The previously reported Affected Quarterly Periods should no longer be relied upon.
The impact of the restatement on the financial statements for the Affected Quarterly Periods is presented below.
The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet as of March 31, 2021:

As of March 31, 2021	As Reported	Adjustment	As Restated
Common stock subject to possible redemption	$53,392,741	$4,682,259	$58,075,000
Common stock	215	(47)	168
Additional paid-in capital	5,171,624	(4,682,212)	489,412
Accumulated deficit	(171,831)	—	(171,831)
Total stockholders’ equity	$5,000,008	$(4,682,259)	$317,749
Total Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Equity	$58,684,111	$—	$58,684,111

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet as of June 30, 2021:

As of June 30, 2021	As Reported	Adjustment	As Restated
Common stock subject to possible redemption	$53,111,167	$4,963,833	$58,075,000
Common stock	217	(49)	168
Additional paid-in capital	5,453,196	(4,963,784)	489,412
Accumulated deficit	(453,408)	—	(453,408)
Total stockholders’ equity	$5,000,005	$(4,963,833)	$36,172
Total Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Equity	$58,552,563	$—	$58,552,563

The tables below present the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported condensed statement of change in stockholders’ equity (deficit) for the three months ended March 31, 2021:

Three Months Ended March 31, 2021	As Reported	Adjustment	As Restated
Sale of Units in Initial Public Offering, Gross
Common stock, par value $0.0001	$575	$(575)	$—

Additional paid-in capital	$57,499,425	$(57,499,425)	$—

Total stockholders’ equity (deficit)	$57,500,000	$(57,500,000)	$—

Offering Costs
Additional paid-in capital	$(1,271,838)	$1,271,838	$—

Total stockholders’ equity (deficit)	$(1,271,838)	$1,271,838	$—

Common stock Subject to Possible Redemption
Common stock, par value $0.0001	$(529)	$529	$—

Additional paid-in capital	$(53,392,212)	$53,392,212	$—

Total stockholders’ equity (deficit)	$(53,392,741)	$53,392,741	$—

Accretion of Common stock to Redemption Amount
Additional paid-in capital	$—	$(1,846,837)	$(1,846,837)

Total stockholders’ equity (deficit)	$—	$(1,846,837)	$(1,846,837)

The tables below present the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported condensed statement of change in stockholders’ equity (deficit) for the three months ended June 30, 2021:

Three Months Ended June 30, 2021	As Reported	Adjustment	As Restated
Common stock Subject to Possible Redemption
Common stock, par value $0.0001	$2	$(2)	$—

Additional paid-in capital	$281,572	$(281,572)	$—

Total stockholders’ equity (deficit)	$281,574	$(281,574)	$—

There was no impact to the reported amounts for total assets, total liabilities, cash flows from operating, investing or financing activities, or net income (loss).
The impact of the restatement on the supplemental disclosures of noncash activities in the previously reported statements of cash flow is presented below.

Form 10-Q: Three Months Ended March 31, 2021
	As Reported	Adjustment	As Restated
Supplemental Disclosure of Noncash Financing Activities:
Initial value of common stock subject to possible redemption	$53,530,010	$(53,530,010)	$—

Change in value of common stock subject to possible redemption	$(137,269)	$137,269	$—

Form 10-Q: Six Months Ended June 30, 2021
	As Reported	Adjustment	As Restated
Supplemental Disclosure of Noncash Financing Activities:
Initial value of common stock subject to possible redemption	$53,530,010	$(53,530,010)	$—

Change in value of common stock subject to possible redemption	$(418,843)	$418,843	$—

In connection with the change in presentation for the common stock subject to possible redemption, the Company has restated its earnings per share calculation to allocate income and losses shared pro rata to all common stock outstanding, instead of applying the two class method. This presentation contemplates a Business Combination as the most likely outcome, in which case, stockholders of both redeemable and non-redeemable
common stock participate pro rata in the income and losses of the Company. The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per common share is presented below for the Affected Quarterly Periods:

	As Reported	Adjustment	As Restated
Form 10-Q (March 31, 2021) - three months ended March 31, 2021

Weighted average shares outstanding - redeemable common stock	5,299,767	(1,594,211)	3,705,556
Basic and diluted loss per share - redeemable common stock	$—	$(0.03)	$(0.03)
Weighted average shares outstanding - non-redeemable common stock	1,646,500	(116,489)	1,530,011
Basic and diluted loss per share - non-redeemable common stock	$(0.10)	$0.07	$(0.03)
Form 10-Q (June 30, 2021) - three months ended June 30, 2021
Weighted average shares outstanding - redeemable common stock	5,286,161	463,839	5,750,000
Basic and diluted loss per share - redeemable common stock	$—	$(0.04)	$(0.04)
Weighted average shares outstanding - non-redeemable common stock	7,448,340	(5,763,840)	1,684,500
Basic and diluted loss per share - non-redeemable common stock	$(0.04)	$0.00	$(0.04)
Form 10-Q (June 30, 2021) - six months ended June 30, 2021
Weighted average shares outstanding - redeemable common stock	5,291,457	(558,032)	4,733,425
Basic and diluted loss per share - redeemable common stock	$—	$(0.07)	$(0.07)
Weighted average shares outstanding - non-redeemable common stock	6,348,141	(4,740,459)	1,607,682
Basic and diluted loss per share - non-redeemable common stock	$(0.07)	$(0.00)	$(0.07)

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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. As of September 30, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2021 and December 31, 2020.
Investments Held in Trust Account
The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in net gain from investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information
.
Fair Value Measurements
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

BROOKLINE CAPITAL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Fair Value of Financial Instruments
As of September 30, 2021 and December 31, 2020, the carrying values of cash, prepaid expenses, accounts payable, accrued expenses, franchise tax payable and notes payable to related party approximate their fair values due to the short-term nature of the instruments.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements. Actual results could differ from those estimates.
Derivative warrant liabilities
The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivative and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed
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
Offering Costs Associated with the Initial Public Offering
Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating
expenses in the condensed statements of operations. Offering costs associated with the Public Shares were charged to the carrying value of the Class A common stock subject to possible redemption upon the completion of the Initial Public Offering.
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

BROOKLINE CAPITAL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events.
Accordingly, at September 30, 2021, 5,750,000 shares of common stock subject to possible redemption were presented at their redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.
Effective with the closing of the Initial Public Offering (including the sale of the Over-Allotment Units), the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of the common stock subject to possible redemption, which resulted in charges against additional paid-in
capital.
Income Taxes
The Company’s taxable income primarily consists of net gain from investments held in the Trust Account. The Company’s general and administrative expenses are generally considered start-up
costs and are not currently deductible. The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2021, the Company had deferred tax assets of approximately $94,000 with a full valuation allowance against them.
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits for the nine months ended September 30, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for the nine months ended September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
Net income (loss) per common share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Income and losses are shared pro rata between the outstanding redeemable and non-redeemable common shares. Net income (loss) per share of common stock is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding for the respective period.
The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 2,998,500 shares of the Company’s common stock in the calculation of diluted net income (loss) per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2021. Accretion associated with the common stock subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.

BROOKLINE CAPITAL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share:

	For the Three Months Ended September 30, 2021		For the Nine Months Ended September 30, 2021
	redeemable	non-redeemable	redeemable	non-redeemable
Basic and diluted net income (loss) per common share:
Numerator:
Allocation of net income (loss)	58,295	17,078	(284,609)	(91,594)
Denominator:
Basic and diluted weighted average common shares outstanding	5,750,000	1,684,500	5,076,007	1,633,570

Basic and diluted net income (loss) per common share	$0.01	$0.01	$(0.06)	$(0.06)

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
The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements
.
Note 3 - Initial Public Offering
On February 2, 2021, the Company consummated its Initial Public Offering of 5,750,000 Units, including 750,000 Over-Allotment Units, at $10.00 per Unit, generating gross proceeds of $57.5 million, and incurring offering costs of approximately $1.3 million.
Each Unit consists of one share of common stock and
one-half
of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment (see Note 6). No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. Accordingly, unless a holder purchases at least two Units, a holder will not be able to receive or trade a whole Public Warrant.
Note 4 - Related Party Transactions
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

BROOKLINE CAPITAL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
In addition, in order to finance transaction costs in connection with a Business Combination, the Initial Stockholders may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion (the “Working Capital Loans”). Each loan would be evidenced by a promissory note. The notes will either be paid upon consummation of the initial Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of the notes may be converted upon consummation of the Business Combination into additional Private Placement Units at a conversion price of $10.00 per Private Placement Unit. If the Company does not complete a Business Combination, the loans will not be repaid. As of September 30, 2021, the Company had no borrowings under the Working Capital Loans.
Administrative Support Agreement
Commencing on the effective date of the Company’s prospectus, the Company agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred $30,000 and $80,000 in general and administrative expenses in the accompanying unaudited condensed statements of operations for the three and nine months ended September 30, 2021, respectively.
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

BROOKLINE CAPITAL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 5 - Commitments and Contingencies
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
Note 6 - Warrants
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

BROOKLINE CAPITAL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Note 7 – Common Stock Subject to Possible Redemption
The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 25,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. As of September 30, 2021, there were 7,434,500 shares of common stock outstanding, of which 5,750,000 shares were subject to possible redemption and classified outside of permanent equity in the condensed balance sheets.
The common stock subject to possible redemption reflected on the condensed balance sheet is reconciled on the following table:

Gross proceeds	$57,500,000
Less:
Common stock issuance costs	(1,271,837)
Plus:
Accretion of carrying value to redemption value	1,846,837

Common stock subject to possible redemption	$58,075,000

BROOKLINE CAPITAL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 8 - Stockholders’ Equity
Preference Shares-
The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. At September 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.
Common Shares-
The Company is authorized to issue 25,000,000 common shares with a par value of $0.0001 per share. As of September 30, 2021 and December 31, 2020, there were 1,684,500 and 1,437,500 shares of common stock issued and outstanding, excluding 5,750,000 and
-0-
shares of common stock subject to possible redemption. See Note 7.
Of the 7,434,500 shares of common stock outstanding, up to 187,500 of these shares held by the Sponsor were subject to forfeiture by the Sponsor on a pro rata basis depending on the extent to which the underwriters’ over-allotment option was exercised in full by the underwriters, so that the Founder Shares and the Representative Shares would represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering (excluding the Private Placement Units and underlying securities). On February 2, 2021, the underwriters fully exercised the over-allotment option; thus, these 187,500 shares were no longer subject to forfeiture.
Note 8 - Fair Value Measurements
The following tables present information about the Company’s financial a
s
sets and liabilities that are measured at fair value on a recurring basis as of September 30, 2021 by level within the fair value hierarchy:

September 30, 2021
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets - Investments held in Trust Account:
Mutual funds	$12,076	$—	$—
U.S. Treasury Securities	$58,065,708	$—	$—
Liabilities:
Derivative warrant liabilities - Private	$—	$—	$86,340
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers between levels of the fair value hierarchy during the nine months ended September 30, 2021.
Level 1 assets include investments in mutual funds invested in government securities and U.S. Treasury Securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.
The fair value of the Private Placement Warrants are measured using a Monte Carlo simulation. For the three months ended September 30, 2021, the Company incurred a non-operating
gain resulting from a decrease in the fair value of derivative warrant liabilities of approximately $242,000, which is presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statements of operations. For the nine months ended September 30, 2021, the Company incurred a non-operating
gain resulting from a decrease in the fair value of derivative warrant liabilities of approximately $73,000, which is presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statements of operations.
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

BROOKLINE CAPITAL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	As of February 2, 2021	As of March 31, 2021	As of June 30, 2021	As of September 30, 2021
Volatility	24.1%	24.4%	38.0%	12.5%
Stock price	$9.36	$9.83	$9.92	$9.95
Expected life of the options to convert	5.92	5.75	5.46	5.27
Risk-free rate	0.57%	1.10%	0.95%	1.03%
Dividend yield	0.0%	0.0%	0.0%	0.0%
The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the nine months ended September 30, 2021 is summarized as follows:

Level 3 - Derivative warrant liabilities at December 31, 2020	$—
Issuance of Private Warrants	159,560
Change in fair value of derivative warrant liabilities	49,160

Level 3 - Derivative warrant liabilities at March 31, 2021	208,720
Change in fair value of derivative warrant liabilities	119,800

Level 3 - Derivative warrant liabilities at June 30, 2021	328,520
Change in fair value of derivative warrant liabilities	(242,180)

Level 3 - Derivative warrant liabilities at September 30, 2021	$86,340

Note 9 - Subsequent Events
Management has evaluated subsequent events and transactions that occurred after the balance sheet date through the date the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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
Liquidity and Capital Resources
As of September 30, 2021, we had approximately $274,000 in our operating bank account, and working capital of approximately $257,000 (not taking into account approximately $62,000 in tax obligations that may be paid using investment income earned in the Trust Account). The balance of the cash proceeds generated from the Initial Public Offering and Private Placement was transferred into the Trust Account.
Our liquidity needs to date have been satisfied through a payment of $25,000 from the Sponsor to pay for certain offering costs in exchange for issuance of the Founder Shares (as defined in Note 4), the loan under the Note of approximately $116,000 (as defined in Note 4), and the net proceeds from the consummation of the Private Placement not held in the Trust Account. We fully repaid the Note on February 2, 2021. In addition, in order to finance transaction costs in connection with an Initial Business Combination, our officers, directors and initial stockholders may, but are not obligated to, provide us Company Working Capital Loans (see Note 4). As of September 30, 2021, there were no amounts outstanding under any Working Capital Loans.
Until the consummation of a Business Combination, we will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination. We will need to raise additional capital through loans or additional investments from our Sponsor, stockholders, officers, directors, or third parties. Our officers, directors and Sponsor may, but are not obligated to, loan us funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses.
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

Results of Operations
Our entire activity since inception through September 30, 2021 related to our formation, the preparation for an Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination.
For the three months ended September 30, 2021, we had a net income of approximately $75,000, which consisted of a non-operating
income of approximately $242,000 for changes in fair value of derivative warrant liabilities, partially offset by approximately $115,000 of general and administrative expenses, $30,000 of administrative expenses—related party, approximately $21,000 of franchise tax expense, and approximately $1,000 net loss from investments held in the Trust Account.
For the nine months ended September 30, 2021, we had a loss of approximately $376,000, which consisted of approximately $310,000 of general and administrative expenses, $80,000 of administrative expenses—related party, approximately $62,000 of franchise tax expense, partially offset by a non-operating
income of approximately $73,000 for changes in fair value of derivative warrant liabilities and approximately $3,000 net gain from investments held in the Trust Account.
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
We incurred $30,000 and $80,000 in general and administrative expenses in the accompanying unaudited condensed statements of operations for the three and nine months ended September 30, 2021, respectively.
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
Common stock subject to possible redemption
We account for our common stock subject to possible redemption in accordance with the guidance in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). Shares of common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of common stock are classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2021, 5,750,000 shares of common stock subject to possible redemption were presented at their redemption value as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets.
Effective with the closing of the Initial Public Offering (including the sale of the Over-Allotment Units), we recognized the accretion from initial book value to redemption amount value. The change in the carrying value of shares of the common stock subject to possible redemption resulted in charges against additional paid-in
capital.
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
Offering Costs Associated with the Initial Public Offering
Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating
expenses in the condensed statements of operations. Offering costs associated with the Public Shares were charged to the carrying value of the common stock subject to possible redemption upon the completion of the Initial Public Offering.

Net income (loss) per common share
Income and losses are shared pro rata between the outstanding redeemable and non-redeemable common shares. Net income (loss) per share of common stock is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding for the respective period.
We have not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 2,998,500 shares of the Company’s common stock in the calculation of diluted net income (loss) per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2021. Accretion associated with the common stock subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.
Recent Accounting Pronouncements
Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.
Off-Balance
Sheet Arrangements
As of September 30, 2021, we did not have any
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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company as defined by Rule
12b-2
of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of September 30, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex features of the common stock and warrants issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of February 8, 2021 and its interim financial statements for the quarters ended March 31, 2021 and June 30, 2021. Additionally, this material weakness could result in a misstatement of the warrant liability, common stock subject to redemption and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis.
Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
Other than as noted above, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below:
Our principal executive officer and principal financial officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex features of the common stock and warrants. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.
PART
II-OTHER
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
As of September 30, 2021, the Company had 123,500 Private Placement Warrants outstanding. These warrants will become exercisable 30 days after completion of the initial Business Combination provided that the Company has an effective registration statement under the Securities Act covering the shares of our common stock issuable upon exercise and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permits holders to exercise their warrants on a cashless basis under certain circumstances). Once the Private Placement Warrants become exercisable, the Company may redeem outstanding warrants in certain circumstances; provided, however, that the Private Placement Warrants will not be redeemable by the Company so long as they are held by the initial purchasers or any of their permitted transferees. Under GAAP, the Company is required to evaluate contingent exercise provisions of these warrants and then their settlement provisions to determine whether they should be accounted for as a warrant liability or as equity. Any settlement amount not equal to the difference between the fair value of a fixed number of our equity shares and a fixed monetary amount precludes these warrants from being considered indexed to its own stock, and therefore, from being accounted for as equity. As a result of the provision that the Private Placement Warrants, when held by someone other than the initial purchasers or their permitted transferees, will be redeemable by the Company, the requirements for accounting for these warrants as equity are not satisfied. Therefore, the Company is required to account for these Private Placement Warrants as a warrant liability and record (a) that liability at fair value, and (b) any subsequent changes in fair value as of the end of each period for which earnings are reported. The impact of changes in fair value on earnings may have an adverse effect on the market price of our common stock.
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
In connection with the Initial Public Offering, our sponsor had agreed to loan us an aggregate of up to $300,000 pursuant to the Note. This loan is non-interest
bearing and payable on the consummation of the Initial Public Offering. As of September 30, 2021, the loan balance was $0.
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

Dated: December 8, 2021	BROOKLINE CAPITAL ACQUISITION CORP.

	By:	/s/ Dr. Samuel P. Wertheimer
	Name:	Dr. Samuel P. Wertheimer
	Title:	Chief Executive Officer and Chairman