Form 10-K
period 2021-12-31
Brookline Capital Acquisition Corp.
filed 2022-04-07
CIK 1814140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the year ended December 31, 2021
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from to
Commission File Number
001-39488

Brookline Capital Acquisition Corp.
(Exact name of registrant as specified in its charter)

Delaware	85-1260244
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

280 Park Avenue
Suite 43W New York, New York	10017
(Address of principal executive offices)	(zip code)
(646) 603-6716
(Issuer’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbols	Name of Each Exchange on Which Registered
Units, each consisting of one share of Common Stock and one-half of one Redeemable Warrant	BCACU	The Nasdaq Stock Market LLC
Common Stock, par value $0.0001 per share	BCAC	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one share of Common Stock for $11.50 per share	BCACW	The Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in
Rule 12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2
of the Exchange Act).    Yes  ☒    No  ☐
Based on the closing price as reported on the Nasdaq Stock Market, the aggregate market value of the Registrant’s Common Stock held by non-affiliates on June 30, 2021 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $59.6 million. Shares of Common Stock held by each executive officer and director and by each stockholder of more than 10% of any class of voting equity securities of the Registrant have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of March 31, 2022, 7,434,500 shares of common stock, par value $0.0001 per share, were issued and outstanding.

Auditor Firm Id: 688	Auditor Name: Marcum LLP	Auditor Location: Houston, TX
DOCUMENTS INCORPORATED BY REFERENCE
None.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form
10-K
includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. These forward-looking statements are also made in reliance upon the safe harbor provision of the Private Securities Litigation Reform Act of 1995. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.
Forward-looking statements in this proxy statement may include, without limitation, statements about:

•	our ability to complete any Business Combination, whether with Apexigen or another company;

•	the anticipated benefits of any Business Combination, whether with Apexigen or another company;

•
our executive officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving a Business Combination, as a result of which they would then receive expense reimbursements or other benefits;

•	our potential ability to obtain additional financing, if needed, to complete a Business Combination, whether with Apexigen or another company;

•	our public securities’ potential liquidity and trading;

•	the use of proceeds not held in the trust account (as described herein) or available to us from interest income on the trust account balance; or

•	our financial performance.
The forward-looking statements contained in this proxy statement are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” in our Special Report on Form
S-1/A
filed with the SEC on January 7, 2021. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Brookline Capital Acquisition Corp.
FORM 10-K

PART I

ITEM 1.	BUSINESS
Our Company
We are a newly organized, blank check company formed as a Delaware corporation for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination (“Business Combination”), which we refer to throughout this prospectus as our initial business combination, with one or more businesses, which we refer to throughout this prospectus as target businesses. We have identified Apexigen Inc. (“Apexigen”) as our initial business combination target, and expect to schedule a special meeting of stockholders to approve the Business Combination later this year. Upon consummation of the Business Combination with Apexigen, we expect to change our name and be known as Apexigen Inc. (the “Combined Company”).
On February 2, 2021, we consummated our initial public offering (“
IPO
”) of 5,750,000 units at a price of $10.00 per unit (the “
units
”), including 750,000 additional units to cover over-allotments (the “
Over-Allotment Units
”) at $10.00 per unit generating gross proceeds of $57,500,000. Each unit consists of one share of our common stock; one warrant to purchase one-half
(1/2) share of our common stock (“
Public Warrant
”). Each whole Public Warrant is exercisable for one share of common stock at a price of $11.50 per full share. Simultaneously with the closing of the IPO and the sale of the units, we consummated the private placement (the “
Initial Private Placement
”) of 247,000 Private Placement Units at a price of $10.00 per Private Placement Unit, with the Sponsor (the “
Unit Purchase Agreements
”). The Private Placement Units are substantially similar to the units, except for certain differences in the warrants included in the Private Placement Units (the “
Private Placement Warrants
”). Unlike the Public Warrants, if held by the original holder or its permitted transferees, the Private Placement Warrants (i) may be exercised for cash or on a cashless basis at such time as they become exercisable, (ii) are not redeemable by us, and (iii) subject to certain limited exceptions, will be subject to transfer restrictions until thirty (30) days following the consummation of a Business Combination. If the Private Placement Warrants are held by holders other than its initial holders or their permitted transferees, the Private Placement Warrants will be redeemable by us and exercisable by holders on the same basis as the Public Warrants. The shares of our common stock sold as part of the units (whether they were purchased in the IPO or thereafter in the open market) are referred to herein as “Public Shares”, and the holders thereof (including our Sponsor or management team to the extent our Sponsor or members of our management purchase Public Shares in the open market, provided that the Spsonor’s and each member of our management team’s status as a “public stockholder” will only exist with respect to such Public Shares) are referred to herein as “Public Stockholders.”
As of February 28, 2022, we had $58,087,092 (including interest but less the funds used to pay taxes) in the trust account.
Our Sponsor and Our Competitive Advantages
Our sponsor is an affiliate of Brookline Capital Markets, a division of Arcadia Securities, LLC, which we refer to as “Brookline” in this prospectus, a boutique investment bank with experience providing capital markets and advisory services to public and private life sciences companies, blank check companies (working with management teams during the IPO process, and later in the course of their initial business combinations) and other emerging growth enterprises.
Brookline prides itself on its ability to finance life science companies at all stages from inception to post-IPO.
In particular, Brookline has established a strong reputation for financing privately held life science companies. Over the past several years, Brookline has expanded its public investment banking team, adding resources, capabilities, and senior team members that now underpin a comprehensive suite of investment banking services. With the growth of its public investment banking franchise and continued success of its private placement platform, Brookline provides value-added investment banking advice, analysis, and execution for its healthcare clients at all points of clinical development and financial maturity.
Brookline differentiates itself through its ability to source capital from a proprietary network of high net worth individuals and family offices and traditional institutional investors. Brookline’s investor network provides its corporate clients access to a source of long-term capital from committed, patient, and fundamental investors. Over the course of its evolution, Brookline has developed a rigorous due diligence process that has directly resulted in success for its corporate clients and its investors, leading to its reputation as a “curator” of compelling life sciences investments.
Brookline’s public and private investment teams have completed in excess of 100 transactions, raising more than $4 billion since inception. Brookline’s senior leadership has a history of executing public and private investment banking transactions for life science clients across a variety of indications and stages of development, resulting in a distinguished track record of success. Brookline was co-founded
by three colleagues with deep roots on Wall Street. The
22-person
team is led by seasoned professionals each with more than 25 years of capital markets and advisory experience at some of the world’s most prominent financial institutions such as Alex. Brown, Bear Stearns, BTIG, Citi, Cowen, Credit Suisse, Deutsche Bank, Lazard, Leerink and OrbiMed.
Brookline is led by William B. Buchanan, Jr., Scott A. Katzmann, R.L. Harris Lydon Jr. and Graham A. Powis. Prior to
co-founding
Brookline, Mr. Buchanan (who is the managing member of our sponsor) served as Chief Executive Officer of Lazard Capital Markets for seven years and as Head of Equity Capital Markets,
Co-Head
of U.S. Corporate Finance, and Member of the Commitment Committee at Lazard Frères & Co. Prior to
co-founding
Brookline, Mr. Katzmann, who will serve as our President and a Director, previously served as Senior Managing Director of Opus Point Partners and Managing Director of Paramount BioCapital. Prior to
co-founding
Brookline, Mr. Lydon, a member of our sponsor,served as Managing Director at Summer Street Partners where he specialized in private equity and venture capital healthcare investments. Prior to joining Brookline, Mr. Powis, a member of our sponsor, served as Head of BTIG’s Investment Banking Group.
Brookline’s investment banking and distribution teams are complemented by an equity research team that focuses on bottoms up scientific and financial analysis on companies across all areas of life sciences.
We are led by Dr. Samuel P. Wertheimer, Brookline’s Senior Scientific Advisor and formerly a Private Equity Partner in the private equity group at OrbiMed Advisors. Our management team has extensive experience in healthcare investing, consulting, and operating both private and public companies, as well as a broad experience in SPACs. Our independent directors possess a broad network of relationships with private businesses, large and small public company CEOs, board members and investors that we believe will significantly benefit us as we identify and evaluate potential acquisition candidates, as well as following the completion of our initial business combination. We believe that the deep domain knowledge and network provided by our relationship with Brookline and our management team will create a significant proprietary flow of potential acquisition targets in the life sciences sector.
Since 2013, Brookline’s access to high-quality private companies sourced from venture capital firms, private and public corporate clients, investment banking partners and existing investor referrals have resulted in more than 1,000 inbound private capital raising opportunities. Of those opportunities, Brookline has conducted diligence on more than 250 potential companies which have been vetted by Brookline’s internal private capital team and a broad network of industry experts. Brookline’s highly selective process ultimately resulted in carefully curated investment opportunities for its investor network. Fewer than 2% of inbound opportunities are accepted by Brookline.
Brookline’s dedication to identifying high value potential investments has enabled it to maintain a strong track record of valuation growth through progressive financings for its corporate clients and for its investors.

Over 45% of the capital raised by Brookline has been raised by investors that have invested in at least three financings. Furthermore, this strong repeat investor interest has translated into repeat corporate clients, which accounts for more than 50% of Brookline’s private capital business.
We believe that our management’s industry expertise, proprietary private company deal flow, along with access to a strong investor base, should enable us to complete our initial Business Combination with Apexigen. Following our initial business combination, our objective will be to implement or support the acquired company’s operating strategies in order to generate additional value for stockholders. General goals may include additional acquisitions and operational improvements.
The past performance of our management team, Brookline or their respective affiliates is not a guarantee of success with respect to any Business Combination we may consummate. Aside from Messrs. Sturgeon and Hauslein, no members of our management team has had management experience with special purpose acquisition corporations in the past. You should not rely on the historical record of our management team, Brookline or their respective affiliates’ performance as indicative of our future performance.
Large and Growing Market Opportunity
The life sciences sector represents an enormous market opportunity. According to a CMS (“Centers for Medicare and Medicaid Services”) report released in February 2019 total healthcare spending in the United States reached nearly $3.7 trillion (or $11,172 per person) in 2018 and is expected to grow by an average of 5.5% annually between 2018 – 2027. As a share of the nation’s GDP (“Gross Domestic Product”), healthcare spending accounted for 17.7% in 2018. The CMS has estimated that the health share of GDP is expected to rise from 17.9% in 2017 to 19.4% by 2027. This growth is largely driven by demographics and scientific innovation.
Favorable Macro Dynamics
Total global healthcare expenditure continued to grow due to an aging population, pervasiveness of chronic diseases, improved access to healthcare, and scientific and medical innovations. On average, according to AARP International, more than 10,000 people per day turn 65 in the United States. This is partially attributed to improved access to healthcare and general improvement of healthcare related services. As a result, global life expectancy has increased from 62 years (in 1980) to 67 years (in 2000), and to 73 years (in 2020). Between 1950 and 2020, life expectancy has increased almost 25 years. As the average age of the general population trends upward and diseases of aging become more prevalent and healthcare consumption climbs, healthcare spending will continue to increase creating a need for companies that solve unmet needs.
Broad Target Universe Driven by Significant Scientific and Clinical Advances
Major scientific and clinical advances in life sciences have led to the creation of more than 10,000 life sciences companies located in the United States and Europe. Between 2010-2014 United States Food and Drug Administration, or FDA, approved 158 novel drugs. By comparison, in the last five years 220 novel drugs have been approved by FDA for a wide range of indications, a 40% increase compared to the preceding five years. In 2019 FDA approved 10 new biosimilars, which will help create competition, increase patient access, and potentially reduce the cost of important biological drug therapies. These approvals cover a variety of conditions such as cancers, genetic disorders, and autoimmune diseases. The FDA has approved multiple novel gene and cellular therapies with disease modifying benefits in multiple indications. As scientific innovation continues to expand our understanding of diseases processes we believe that an increasing number of early-stage life sciences companies will be formed generating a significant number of acquisition targets in need of access to capital in the publics markets as they create value along the development pathway.
Life Sciences SPAC Offers a Unique Opportunity for Private Companies and Investors Alike
SPACs focused on life science companies currently represent only a small portion of the SPAC market (less than 10%) relative to other sectors. Of the $9.9 billion raised in the SPAC IPO market this year only approximately $170 million is focused on the life science sector as of June 30, 2020. SPACs focused on life science companies are underrepresented in relation to the number of privately held healthcare companies that eventually require access to the public capital markets. We believe there are a significant number of high-quality private life sciences companies seeking alternative routes to the public markets and also healthcare investors willing to participate in SPACs and their business combinations.
Acquisition Criteria
Consistent with our strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We will use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines.
We believe that our management team is well positioned to identify opportunities in the life sciences sector. Through our relationship with Brookline we have extensive proprietary deal flow from our network of venture capital firms, private and public corporate clients, investment banking partners and existing investor referrals, essential in sourcing and vetting potential business combinations. Given our profile and dedicated industry approach, we anticipate that potential target businesses may also be brought to our attention from various unaffiliated sources. We believe that Brookline’s reputation as an elite life-science focused investment bank with relationships across the industry and a track record of raising capital for best in class companies will enable us to become an ideal partner for potential targets in our preferred sector. We intend to filter our opportunities based on the following criteria:
Well Situated to Act as a Standalone Public Company
We intend to complete a business combination with a target that is ready to operate effectively in the public markets as it relates to corporate governance and reporting policies. We believe our target will have a talented and experienced management with a history of operating successful public companies and value creation. We expect to evaluate potential targets based on the pipeline of products and the application to the broader healthcare system while exhibiting rapid growth potential in an attempt to achieve long-term value creation and risk-adjusted equity returns for our shareholders.
Novel Platform with potential to Exploit Macro Trends
We intend to complete a business combination with a target that has produced or is producing novel products or services that address unmet needs in the markets they operate in to take advantage of the current market dynamics. We are seeking targets with strategic competitive advantages that will benefit from increased awareness in the public markets. Our management team, board of directors and sponsor have extensive experience in identifying, investing in, and operating businesses that focus on anticipating and exploiting macro trends.
Prospective value creation for opportunities that would be fully valued as a public company, through organic or inorganic growth
We believe in the ability of our management team and our sponsor to lead rigorous sourcing and due diligence processes, not only utilizing Brookline’s proprietary network, but also that of the management team and board of directors. Management expects to complete a business combination with a target that we believe will be more fully valued as a public company. We intend to find attractively valued target businesses by assessing sector and company specific dynamics, capital structure, preclinical and clinical data, validating partnerships, use of proceeds, proprietary intellectual property, and total addressable markets among other factors. Leveraging of our management team’s experiences and processes, we expect to find a target that will be well received by public markets and create value for shareholders.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management team may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our stockholder communications related to our initial business combination, which, as discussed in this prospectus, would be in the form of proxy solicitation materials or tender offer documents that we would file with the U.S. Securities and Exchange Commission.
We may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial business combination. We intend to acquire a company with an enterprise value significantly above the net proceeds of this offering and the sale of the placement units. Depending on the size of the transaction or the number of public shares we become obligated to redeem, we may potentially utilize several additional financing sources, including but not limited to the issuance of additional securities to the sellers of a target business, debt issued by banks or other lenders or the owners of the target, a private placement to raise additional funds, or a combination of the foregoing. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In addition, following our initial business combination, if cash on hand is insufficient to meet our obligations or our working capital needs, we may need to obtain additional financing.
Initial Business Combination
The rules of the Nasdaq Stock Market (“NASDAQ”) require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. The Company’s IPO prospectus and charter provided that the Company initially had until May 2, 2022 (the date which was 15 months after the consummation of the IPO) to complete a Business Combination. The Board currently believes that there will not be sufficient time before May 2, 2022, to complete a Business Combination. On March 29, 2022, the Company mailed its proxy statement with respect to a special meeting of the Company’s stockholders of record as of March 21, 2022 to be held on April 26, 2022 for purposes of considering and voting upon a proposal (the “
Extension Amendment
”) to amend the Company’s charter to extend the date by which the Company must consummate a Business Combination (the “
Extension
”) from May 2, 2022 (the date which is 15 months from the closing date of the IPO on a monthly basis up to November 2, 2022 (the date which is 21 months from the closing date of the IPO) (the “
Extended Date
”). The proposal is more fully described in the Company’s proxy statement filed with the SEC on March 28, 2022. The sole purpose of the Extension Amendment is to provide the Company more time to complete a Business Combination, which our Board believes is in the best interests of our stockholders.
On March 17, 2022, the Company and Apexigen entered into a definitive business combination agreement (the “
Business Combination Agreement
”) pursuant to which the Company and Apexigen would combine, with the former equityholders of both entities holding equity in the combined public company listed on the Nasdaq Stock Exchange (the “
Surviving Company
”) and with Apexigen’s existing equityholders owning a majority of the equity in the Surviving Company. It is expected that there will be a substantial rollover of equity by the existing equityholders of Apexigen. Under the BCA, the transaction values Apexigen at $205.0 million on a net-equity
basis, net of exercise proceeds for Apexigen’s
pre-closing
options and warrants. As a result of the transaction, the combined company is expected to receive approximately $73.1 million in gross proceeds funded by approximately $58.1 million in cash held in the Company’s trust account (assuming no shareholders exercise their redemption rights at closing) and $15.0 million from a fully committed PIPE consisting of units of shares and half a warrant for one share being sold at $10.00 per unit. The PIPE includes participation from healthcare institutional and individual investors. In addition, concurrent with the execution of the Business Combination Agreement, the Company, Apexigen and Lincoln Park Capital Fund LLC (“
Lincoln Park
”) have entered into a committed investment agreement under which the Surviving Company would have the right to direct Lincoln Park to purchase up to an aggregate of $50 million of common stock of the Surviving Company over a
24-month
period. For more information regarding the BCA and related transactions, see Note 11—Subsequent Events to our Financial Statements and the Form
8-K
filed by the Company with the SEC on March 18, 2022.
The Company’s IPO prospectus and charter provided that the Company initially had until May 2, 2022 (the date which was 15 months after the consummation of the IPO) to complete a Business Combination. The Board currently believes that there will not be sufficient time before May 2, 2022, to complete a Business Combination. The sole purpose of the Extension Amendment is to provide the Company more time to complete a Business Combination, which our Board believes is in the best interests of our stockholders.
The completion of the proposed Business Combination with Apexigen is subject to the satisfaction of the conditions set forth in the BCA, including (i) completion of any required stock exchange and regulatory review, (ii) approval of the transaction by the Company’s and Apexigen’s stockholders and (iii) receipt by Apexigen of any required third-party approvals. Accordingly, no assurances can be made that the proposed transaction will be consummated on the terms or timeframe currently contemplated, or at all. The Board believes that it is in the best interests of our stockholders to provide the Company more time to complete a Business Combination and to consummate a Business Combination. The Company intends to hold another stockholder meeting prior to the Extended Date in order to seek stockholder approval of a potential Business Combination.
Lack of Business Diversification
For an indefinite period of time after consummation of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By consummating our initial business combination with only a single entity, our lack of diversification may:

•
Subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

•	Cause us to depend on the marketing and sale of a single product or limited number of products or services.
ITEM 1A. RISK FACTORS
An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this prospectus, before making a decision to invest in our units. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.
You should not place undue reliance on these forward-looking statements. As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include:

•	the occurrence of any event, change or other circumstances that could give rise to the termination of the Business Combination Agreement;

•
the outcome of any legal proceedings that may be instituted against the Company, Apexigen or others following announcement of the business combination and the transactions contemplated in the Business Combination Agreement;

•
the inability to complete the transactions contemplated by the Business Combination Agreement due to the failure to obtain approval of the stockholders of the Company or Apexigen or other conditions to closing in the Business Combination Agreement;

•	the ability to obtain or maintain the listing of the Combined Company’s common stock on NASDAQ following the business combination;

•	the risk that the proposed transaction disrupts current plans and operations as a result of the announcement and consummation of the business combination;

•
the ability to recognize the anticipated benefits of the business combination, which may be affected by, among other things, the ability of the Company to grow and manage growth profitably, maintain relationships with customers, compete within its industry and retain its key employees;

•	costs related to the proposed business combination;

•	changes in applicable laws or regulations;

•	the effect of the COVID-19 pandemic on the Combined Company’s business;

•
the ability of the Combined Company to execute its business model, including market acceptance of its planned products and services and achieving sufficient production volumes at acceptable quality levels and prices;

•	the Combined Company’s ability to raise capital;

•	the possibility that the Company or Apexigen may be adversely impacted by other economic, business, and/or competitive factors;

•	future exchange and interest rates; and

•	other risks and uncertainties indicated in this Annual Report and other filings that have been made or will be made with the SEC by the Company.
Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.
Risks Relating to our Search for, Consummation of, or Inability to Consummate,
a Business Combination and Post-Business Combination Risks
If we seek stockholder approval of our initial business combination, our initial stockholders have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.
Pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote their founder shares and placement shares, and (excluding Ladenburg) any public shares purchased during or after this offering (including in open market and privately negotiated transactions), in favor of our initial business combination. As a result, in addition to our sponsor’s founder shares and placement shares, and excluding the representative shares, we would need only 2,032,751, or 35.4%, of the 5,750,000 public shares sold to be voted in favor of an initial business combination (assuming all outstanding shares are voted) in order to have our initial business combination approved (assuming the over-allotment option is not exercised). Our sponsor owns shares representing approximately 19.2% of our outstanding shares of common stock. Accordingly, if we seek stockholder approval of our initial business combination, the agreement by our initial stockholders to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite stockholder approval for such initial business combination.
Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”
At December 31, 2021, we had approximately $217,409 of cash and working capital of approximately $125,447. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. Management’s plans to address this need for capital through this offering are discussed in the section of this prospectus titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We cannot assure you that our plans to raise capital or to consummate an initial business combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this prospectus do not include any adjustments that might result from our inability to consummate this offering or our inability to continue as a going concern.
The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into an initial business combination with a target.
We may seek to enter into an initial business combination agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the initial business combination. Furthermore, we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition, each as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into an initial business combination with us.
The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.
At the time we enter into an agreement for our initial business combination, we will not know how many stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would not be consummated and that you would have to wait for liquidation in order to redeem your stock.
If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would not be consummated is increased. If our initial business combination is not consummated, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your stock in the open market; however, at such time our stock may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your stock in the open market.
The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating an initial business combination as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.
Any potential target business with which we enter into negotiations concerning an initial business combination will be aware that we must complete our initial business combination within 15 months from the closing of this offering. Consequently, such target business may obtain leverage over us in negotiating an initial business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above.
We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may only receive $10.10 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.
Our amended and restated certificate of incorporation provides that we must complete our initial business combination within 15 months from the closing of this offering. We may not be able to find a suitable target business and complete our initial business combination within such time period. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may only receive $10.10 per share, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.10 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share
redemption amount received by stockholders may be less than $10.10 per share” and other risk factors below.
The market price of shares of the Combined Company common stock after the Business Combination may be affected by factors different from those currently affecting the prices of shares of our common stock.
Upon completion of the Business Combination, holders of shares of Apexigen securities will become holders of shares of Combined Company common stock. Prior to the Business Combination, the Company has had limited operations. Upon completion of the Business Combination, the Combined Company’s results of operations will depend upon the performance of Apexigen’s businesses, which are affected by factors that are different from those currently affecting the results of operations of the Combined Company.
The Company has not obtained an opinion from an independent investment banking firm, and consequently, there is no assurance from an independent source that the merger consideration is fair to its stockholders from a financial point of view.
The Company is not required to, and has not, obtained an opinion from an independent investment banking firm that the merger consideration it is paying for Apexigen is fair to the Company’s stockholders from a financial point of view. The fair market value of Apexigen has been determined by the Board based upon standards generally accepted by the financial community, such as potential sales and the price for which comparable businesses or assets have been valued. The Board believes because of the financial skills and background of its directors, it was qualified to conclude that the Business Combination was fair from a financial perspective to its stockholders and that Apexigen’s fair market value was at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on interest earned on the Trust Account) at the time of the agreement to enter into the Business Combination. the Company’s stockholders will be relying on the judgment of the Board with respect to such matters.
If the Business Combination’s benefits do not meet the expectations of financial analysts, the market price of our common stock may decline.
The market price of our common stock may decline as a result of the Business Combination if we do not achieve the perceived benefits of the Business Combination as rapidly, or to the extent anticipated by, financial analysts or the effect of the Business Combination on our financial results is not consistent with the expectations of financial analysts. Accordingly, holders of our common stock following the consummation of the Business Combination may experience a loss as a result of a decline in the market price of such common stock. In addition, a decline in the market price of our common stock following the consummation of the Business Combination could adversely affect our ability to issue additional securities and to obtain additional financing in the future.
There can be no assurance that the Combined Company’s common stock will be approved for listing on NASDAQ or that the Combined Company will be able to comply with the continued listing standards of NASDAQ.
In connection with the Closing, we intend to list the Combined Company’s common stock and warrants on NASDAQ under the symbols “APGN” and “APGNW,” respectively. The Combined Company’s continued eligibility for listing may depend on the number of our shares that are converted. If, after the Business Combination, NASDAQ delists the Combined Company’s shares from trading on its exchange for failure to meet the listing standards, the Combined Company and its stockholders could face significant material adverse consequences including:

•	a limited availability of market quotations for the Combined Company’s securities;

•	reduced liquidity for the Combined Company’s securities;

•
a determination that the Combined Company’s common stock is a “penny stock” which will require brokers trading in the Combined Company’s common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for shares of the Combined Company’s common stock;

•	a limited amount of analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

The consummation of the Business Combination is subject to a number of conditions and if those conditions are not satisfied or waived, the Business Combination Agreement may be terminated in accordance with its terms and the Business Combination may not be completed.
The Business Combination Agreement is subject to a number of conditions which must be fulfilled in order to complete the Business Combination. Those conditions include: approval of the Business Combination Agreement by Apexigen stockholders, approval of the proposals required to effect the Business Combination by the Company stockholders, as well as receipt of certain requisite regulatory approvals, absence of orders prohibiting completion of the Business Combination, effectiveness of the registration statement of which this proxy statement/prospectus is a part, approval of the shares of Combined Company common stock to be issued to the Company stockholders for listing on NASDAQ, the resignation of specified the Company executive officers and directors, the accuracy of the representations and warranties by both parties (subject to the materiality standards set forth in the Business Combination Agreement) and the performance by both parties of their covenants and agreements. These conditions to the Closing may not be fulfilled in a timely manner or at all, and, accordingly, the Business Combination may not be completed. In addition, the parties can mutually decide to terminate the Business Combination Agreement at any time, before or after stockholder approval, or the Company or Apexigen may elect to terminate the Business Combination Agreement in certain other circumstances.
The parties to the Business Combination Agreement may amend the terms of the Business Combination Agreement or waive one or more of the conditions to the Business Combination, and the exercise of discretion by our directors and officers in agreeing to changes to the terms of or waivers of closing conditions in the Business Combination Agreement may result in a conflict of interest when determining whether such changes to the terms of the Business Combination Agreement or waivers of conditions are appropriate and in the best interests of our stockholders.
In the period leading up to the Closing, other events may occur that, pursuant to the Business Combination Agreement, would require us to agree to amend the Business Combination Agreement, to consent to certain actions or to waive certain closing conditions or other rights that we are entitled to under the Business Combination Agreement. Such events could arise because of changes in the course of Apexigen’s business, a request by Apexigen to undertake actions that would otherwise be prohibited by the terms of the Business Combination Agreement or the occurrence of other events that would have a material adverse effect on Apexigen’s business and would entitle us to terminate the Merger Agreement. In any of such circumstances, it would be in our discretion, acting through the Company Board, to grant our consent or waive our rights. The existence of the financial and personal interests of the directors and officers described elsewhere in this proxy statement may result in a conflict of interest on the part of one or more of the directors or officers between what he or she may believe is best for the Company and our stockholders and what he or she may believe is best for himself or herself or his or her affiliates in determining whether or not to take the requested action.
For example, it is a condition to the Company’s obligation to close the Business Combination that Apexigen’s representations and warranties be true and correct as of the Closing in all respects subject to the applicable materiality standards as set forth in the Business Combination Agreement. However, if the Board determines that any such breach is not material to the business of Apexigen, then the Board may elect to waive that condition and close the Business Combination. The parties will not waive the condition that the Company’s stockholders approve the Business Combination.
As of the date of this proxy statement, we do not believe there will be any material changes or waivers that our directors and officers would be likely to make after stockholder approval of the Business Combination has been obtained. While certain changes could be made without further stockholder approval, if there is a change to the terms of the Business Combination that would have a material impact on the stockholders, we will be required to circulate a new or amended proxy statement or supplement thereto and resolicit the vote of our stockholders with respect to the Business Combination Proposal.

Termination of the Business Combination Agreement could negatively impact Apexigen and the Company.
If the Business Combination is not completed for any reason, including as a result of Apexigen stockholders declining to adopt the Business Combination Agreement or the Company stockholders declining to approve the proposals required to effect the Business Combination, the ongoing business of the Company may be adversely impacted and, without realizing any of the anticipated benefits of completing the Business Combination, the Company would be subject to a number of risks, including the following:

•
the Company may experience negative reactions from the financial markets, including negative impacts on the stock price of shares of the Company Common Stock (including to the extent that the current market price reflects a market assumption that the Business Combination will be completed);

•	the Company will have incurred substantial expenses and will be required to pay certain costs relating to the Business Combination, whether or not the Business Combination is completed; and

•
since the Business Combination Agreement restricts the conduct of the Company’s businesses prior to completion of the Business Combination, the Company may not have been able to take certain actions during the pendency of the Business Combination that would have benefitted it as an independent company, and the opportunity to take such actions may no longer be available.

If the Business Combination Agreement is terminated and the Board seeks another merger or business combination, the Company stockholders cannot be certain that the Company will be able to find another acquisition target that would constitute a business combination that such other merger or business combination will be completed within the Completion Window.
Apexigen will be subject to business uncertainties and contractual restrictions while the Business Combination is pending.
Uncertainty about the effect of the Business Combination on employees and customers may have an adverse effect on Apexigen and consequently on the Company. These uncertainties may impair Apexigen’s ability to attract, retain and motivate key personnel until the Business Combination is completed and could cause customers and others that deal with Apexigen to seek to change existing business relationships with Apexigen. Retention of certain employees may be challenging during the pendency of the Business Combination as certain employees may experience uncertainty about their future roles. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the business, our business following the Business Combination could be negatively impacted. In addition, the Business Combination Agreement restricts Apexigen from making certain expenditures and taking other specified actions without the consent of the Company until the Business Combination occurs. These restrictions may prevent Apexigen from pursuing attractive business opportunities that may arise prior to the completion of the Business Combination.
The Company’s directors and officers may have interests in the Business Combination different from the interests of the Company stockholders.
Executive officers of the Company negotiated the terms of the Business Combination Agreement with their counterparts at Apexigen, and the Company Board determined that entering into the Business Combination Agreement was in the best interests of the Company and its stockholders, declared the Business Combination Agreement advisable and recommended that the Company stockholders approve the proposals required to effect the Business Combination. In considering these facts and the other information contained in this proxy statement/prospectus, you should be aware that the Company’s executive officers and directors may have financial interests in the Business Combination that may be different from, or in addition to, the interests of the Company stockholders. The Board was aware of and considered these interests, among other matters, in reaching the determination to approve the terms of the Business Combination and in recommending to the Company’s stockholders that they vote to approve the Business Combination. These interests include, among other things:

•	If the Business Combination with Apexigen or another business combination is not consummated within the time required by the Company’s charter, the Company will cease all operations except for the purpose of winding up, redeeming 100% of the outstanding Public Shares for cash and, subject to the approval of its remaining stockholders and the Board, dissolving and liquidating. In such event, the 1,437,500 Founder Shares held by the Sponsor, which were acquired for a purchase price of approximately $0.017 per share, would be worthless because holders of the Founder Shares are not entitled to participate in any redemption or distribution with respect to such shares. The Founder Shares held by the Sponsor had an aggregate market value of $14,461,250 based upon the closing price of $10.06 per share of the Company Common Stock on the NASDAQ on March 30, 2022.

•
Given the differential in the purchase price that our Sponsor paid for the Founder Shares as compared to the price of the Company units sold in the IPO and the substantial number of shares of Combined Company common stock that our Sponsor will receive upon conversion of the Founder Shares in connection with the Business Combination, our Sponsor and its affiliates may earn a positive rate of return on their investment even if the Combined Company common stock trades below the price initially paid for the Company units in the IPO and the Public Stockholders experience a negative rate of return following the completion of the Business Combination. Thus, our Sponsor and its affiliates may have more of an economic incentive for us to, rather than liquidate if we fail to complete our initial business combination by the time required under our charter (May 2, 2022), enter into an initial business combination on potentially less favorable terms with a potentially less favorable, riskier, weaker-performing or financially unstable business, or an entity lacking an established record of revenues or earnings, than would be the case if such parties had paid the full offering price for their Founder Shares. The Company has called a special meeting of its stockholders for April 26, 2022, for purposes of requesting the approval of holders of 65% of the Company’s outstanding shares of common stock to extend the date by which the initial business combination be completed on a monthly basis for up to six months to November 2, 2022.

•
The Sponsor purchased an aggregate of 247,000 placement units from the Company for an aggregate purchase price of $2,470,000 (or $10.00 per unit). This purchase took place on a private placement basis simultaneously with the consummation of the IPO. A portion of the proceeds the Company received from this purchase were placed in the Trust Account. Each unit included one-half
warrant to purchase a share of common stock. Such warrants had an aggregate market value of approximately $54,340 based upon the closing price of $0.44 per warrant on the NASDAQ on March 30, 2022, the Record Date. The placement units will become worthless if the Company does not consummate a business combination within period mandated under our charter.

•
Samuel P. Wertheimer will become a director of the Post-Combination Company after the Closing. As such, in the future he may receive any cash fees, stock options or stock awards that the Board determines to pay to its directors.

•
The Company’s directors and officers, and their affiliates are entitled to reimbursement of out-of-pocket
expenses incurred by them in connection with certain activities on the Company’s behalf, such as identifying and investigating possible business targets and business combinations. However, if the Company fails to consummate a business combination within the Completion Window, they will not have any claim against the Trust Account for reimbursement. Accordingly, the Company may not be able to reimburse these expenses if the Business Combination or another business combination is not consummated within the period required under our charter. Additionally, the Sponsor is entitled to $10,000 per month for office space, utilities, administrative and support services provided to the Company’s management team, which commenced on January 28, 2021 and will continue through the earlier of consummation of the Business Combination and the Company’s liquidation.

•	The continued indemnification of current directors and officers and the continuation of directors’ and officers’ liability insurance.

•
In the event of the liquidation of the Trust Account, the Sponsor has agreed to indemnify and hold harmless the Company against any and all losses, liabilities, claims, damages and expenses to which the Company may become subject as a result of any claim by (i) any third party for services rendered or products sold to the Company or (ii) a prospective target business with which the Company has entered into an acquisition agreement, provided that such indemnification of the Company by the Sponsor shall apply only to the extent necessary to ensure that such claims by a third party for services rendered or products sold to the Company or a target do not reduce the amount of funds in the Trust Account to below (i) $10.00 per share of the common stock or (ii) such lesser amount per share of the common stock held in the Trust Account due to reductions in the value of the trust assets as of the date of the liquidation of the Trust Account, in each case, net of the amount of interest earned on the property in the Trust Account, which may be withdrawn to pay taxes and expenses related to the administration of the Trust Account, except as to any claims by a third party (including a target) who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. If the Company consummates the Business Combination, on the other hand, the Company will be liable for all such claims.

•	The Sponsor has agreed not to transfer, assign, or sell any of its Founder Shares until 180 days following the consummation of the Business Combination, subject to certain customary exceptions.

•	Subject to certain limited exceptions, the placement units will not be transferable until 30 days following the completion of the Business Combination.

•
There will be no finder’s fees, reimbursements or cash payments made by the Company to the Sponsor or the Company’s officers or directors, or the Company’s or any of their affiliates, for services rendered to the Company prior to or in connection with the completion of the Business Combination, other than payment of the amount described above for office space, utilities, administrative and support services described above. The Sponsor and the Company’s officers and directors or any of their respective affiliates will also be reimbursed for any out-of-pocket
expenses incurred in connection with the Company’s formation, the IPO and activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no cap or ceiling on the reimbursement of out-of-pocket
expenses incurred by such persons in connection with activities on our behalf.

Apexigen directors and officers may have interests in the Business Combination different from the interests of Apexigen stockholders.
Executive officers of Apexigen negotiated the terms of the Business Combination Agreement with their counterparts at the Company, and the Apexigen Board determined that entering into the Business Combination Agreement was in the best interests of Apexigen and its stockholders. In considering these facts and the other information contained in this proxy statement/ prospectus, you should be aware that Apexigen’s executive officers and directors may have financial interests in the Business Combination that may be different from, or in addition to, the interests of Apexigen stockholders. The Apexigen Board was aware of and considered these interests, among other matters, in reaching the determination to approve the terms of the Business Combination.
There are risks to the Company stockholders who are not affiliates of the Sponsor of becoming stockholders of the Combined Company through the Business Combination rather than acquiring securities of Apexigen directly in an underwritten public offering, including no independent due diligence review by an underwriter and conflicts of interest of the Sponsor.
Because there is no independent third-party underwriter involved in the Business Combination or the issuance of common stock and warrants in connection therewith, investors will not receive the benefit of any outside independent review of the Company’s and Apexigen’s respective finances and operations. Underwritten public offerings of securities conducted by a licensed broker-dealer are subjected to a due diligence review by the underwriter or dealer-manager to satisfy statutory duties under the Securities Act, the rules of Financial Industry Regulatory Authority, Inc. (FINRA) and the national securities exchange where such securities are listed.

Additionally, underwriters or dealer-managers conducting such public offerings are subject to liability for any material misstatements or omissions in a registration statement filed in connection with the public offering. As no such review will be conducted in connection with the Business Combination, our stockholders must rely on the information in this proxy statement/prospectus and will not have the benefit of an independent review and investigation of the type normally performed by an independent underwriter in a public securities offering.
In addition, the Sponsor and certain of the Company’s executive officers and directors have interests in the Business Combination that may be different from, or in addition to, the interests of our stockholders generally. Such interests may have influenced the Company Board in making its recommendation that you vote in favor of the Business Combination Proposal and the other proposals described in this proxy statement/prospectus. See
“The
Business Combination-Interests of the Company’s Directors and Officers in the Business Combination
.”
The Sponsor may have interests in the Business Combination different from the interests of the Company stockholders.
When considering any recommendation by the Board that our stockholders vote in favor of the approval of the Business Combination Proposal, our stockholders should be aware that the Sponsor has interests in the Business Combination that may be different from, in addition to, or conflict with the interests of our stockholders in general.
The Sponsor and the Company’s stockholders, directors, officers, advisors, and their affiliates may elect to purchase shares or warrants from Public Stockholders, which may influence a vote on the Business Combination and reduce the public “float” of our common stock.
The Sponsor and the Company’s stockholders, directors, officers, advisors or any of their affiliates may purchase shares and/or warrants from investors, or they may enter into transactions with such investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of the Business Combination Proposal or not redeem their public shares. The purpose of any such transaction could be to vote such shares in favor of the Business Combination and thereby increase the likelihood of obtaining stockholder approval of the Business Combination. Any such stock purchases and other transactions may thereby increase the likelihood of obtaining stockholder approval of the Business Combination. This may result in the completion of the Business Combination in a way that may not otherwise have been possible. While the exact nature of any such incentives has not been determined as of the date of this proxy statement/prospectus, they might include, without limitation, arrangements to protect such investors or holders against potential loss in value of their shares, including the granting of put options and the transfer to such investors or rights owned by the Sponsor or the Company’s directors or officers for nominal value. However, other than as expressly stated herein, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase shares or Warrants in such transactions.
Entering into any such arrangements may have a depressive effect on public shares. For example, as a result of these arrangements, an investor or holder may have the ability to effectively purchase shares at a price lower than market and may therefore be more likely to sell the shares it owns, either prior to or immediately after the Stockholders’ Meeting.
If such transactions are effected, the consequence could be to cause the Business Combination to be approved in circumstances where such approval could not otherwise be obtained. Purchases of public shares by the persons described above would allow them to exert more influence over the approval of the proposals to be presented at the Stockholders’ Meeting and would likely increase the chances that such proposals would be approved. In addition, if such purchases are made, the public “float” of our common stock or warrants may be reduced and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

The Company and Apexigen will incur transaction costs in connection with the Business Combination.
Each of the Company and Apexigen has incurred and expects that it will incur significant, non-recurring
costs in connection with consummating the Business Combination. the Company and Apexigen may also incur additional costs to retain key employees. the Company and Apexigen will also incur significant legal, financial advisor, accounting, banking, and consulting fees, fees relating to regulatory filings and notices, SEC filing fees, printing and mailing fees and other costs associated with the Business Combination.
Apexigen’s stockholders will have their rights as stockholders governed by the Combined Company’s organizational documents.
As a result of the completion of the Business Combination, holders of shares of Apexigen Common Stock and preferred stock may become holders of shares of Combined Company common stock, which will be governed by the Combined Company’s organizational documents. As a result, there will be differences between the rights currently enjoyed by Apexigen stockholders and the rights that Apexigen stockholders who become stockholders of the Combined Company will have as stockholders of the Combined Company.
The Sponsor has agreed to vote in favor of the Business Combination, regardless of how Public Stockholders vote.
The Sponsor has agreed to vote its Founder Shares and any Public Shares it holds in favor of each of the Business Combination, regardless of how Public Stockholders vote. Accordingly, the agreement by the Sponsor to vote in favor of the Business Combination will increase the likelihood that the Company will receive the requisite stockholder approval for the Business Combination and the transactions contemplated thereby.
The Company’s and Apexigen’s ability to consummate the Business Combination, and the operations of the Post-Combination Company following the Business Combination, may be materially adversely affected by the recent coronavirus
(COVID-19)
pandemic.
The
COVID-19
pandemic has resulted, and other infectious diseases could result, in a widespread health crisis that has and could continue to adversely affect the economies and financial markets worldwide, which may delay or prevent the consummation of the Business Combination, and the business of Apexigen or Combined Company following the Business Combination could be materially and adversely affected. The extent of such impact will depend on future developments, which are highly uncertain and cannot be predicted.
The parties will be required to consummate the Business Combination even if Apexigen, its business, financial condition, and results of operations are materially affected by
COVID-19.
The disruptions posed by
COVID-19
have continued, and other matters of global concern may continue, for an extensive period of time, and if Apexigen is unable to recover from business disruptions due to
COVID-19
or other matters of global concern on a timely basis, Apexigen’s ability to consummate the Business Combination and the Combined Company’s financial condition and results of operations following the Business Combination may be materially adversely affected. Each of Apexigen and the Combined Company may also incur additional costs due to delays caused by
COVID-19,
which could adversely affect the Combined Company’s financial condition and results of operations.
The Company’s warrants are accounted for as derivative liabilities and will be recorded at fair value with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of shares of the Company Common Stock or may make it more difficult for us to consummate an initial business combination.
In connection with the IPO, the Company issued an aggregate of 2,875,000 the Company warrants. We account for such the Company warrants as derivative liabilities and will record at fair value any changes in fair value each period reported in earnings as determined by us based upon a valuation report obtained from an independent third-party valuation firm. The impact of changes in fair value on earnings may have an adverse effect on the market price of shares of the Company Common Stock. In addition, potential targets may seek a SPAC that does not have warrants or that does not have warrants that are accounted for as derivative liabilities, which may make it more difficult for us to consummate an initial business combination with a target business.
Risks Related to Ownership of Combined Company Common Stock Following the Business Combination
The price of shares of Combined Company common stock may be volatile or may decline regardless of our operating performance. You may lose some or all of your investment.
The trading price of shares of Combined Company common stock following the Business Combination is likely to be volatile. The stock market recently has experienced extreme volatility. This volatility often has been unrelated or disproportionate to the operating performance of particular companies. You may not be able to resell your shares at an attractive price due to a number of factors such as the following:

•	the impact of the COVID-19 pandemic on our financial condition and the results of operations;

•	our operating and financial performance and prospects;

•	our quarterly or annual earnings or those of other companies in our industry compared to market expectations;

•	conditions that impact demand for our products and/or services;

•	future announcements concerning our business, our clients’ businesses or our competitors’ businesses;

•	the public’s reaction to our press releases, other public announcements and filings with the SEC;

•	the market’s reaction to our reduced disclosure and other requirements as a result of being an “emerging growth company” under the Jumpstart Our Business Startups Act (the “JOBS Act”);

•	the size of our public float;

•	coverage by or changes in financial estimates by securities analysts or failure to meet their expectations;

•	market and industry perception of our success, or lack thereof, in pursuing our growth strategy;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	changes in laws or regulations which adversely affect our industry or us;

•	privacy and data protection laws, privacy or data breaches, or the loss of data;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	changes in senior management or key personnel;

•	issuances, exchanges or sales, or expected issuances, exchanges or sales of our capital stock;

•	changes in our dividend policy;

•	adverse resolution of new or pending litigation against us; and

•
changes in general market, economic and political conditions in the United States and global economies or financial markets, including those resulting from natural disasters, terrorist attacks, acts of war and responses to such events.

These broad market and industry factors may materially reduce the market price of shares of Combined Company common stock, regardless of our operating performance. In addition, price volatility may be greater if the public float and trading volume of Combined Company common stock is low. As a result, you may suffer a loss on your investment.

In the past, following periods of market volatility, stockholders have instituted securities class action litigation. If we were involved in securities litigation, it could have a substantial cost and divert resources and the attention of executive management from our business regardless of the outcome of such litigation.
We do not intend to pay dividends on shares of Combined Company common stock for the foreseeable future.
We currently intend to retain all available funds and any future earnings to fund the development and growth of our business. As a result, we do not anticipate declaring or paying any cash dividends on shares of Combined Company common stock in the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of the Combined Company Board and will depend on, among other things, our business prospects, results of operations, financial condition, cash requirements and availability, certain restrictions related to our indebtedness, industry trends and other factors that the Combined Company Board may deem relevant. Any such decision will also be subject to compliance with contractual restrictions and covenants in the agreements governing our current and future indebtedness. In addition, we may incur additional indebtedness, the terms of which may further restrict or prevent us from paying dividends on our common stock. As a result, you may have to sell some or all of your shares of Combined Company common stock after price appreciation in order to generate cash flow from your investment, which you may not be able to do. Our inability or decision not to pay dividends, particularly when others in our industry have elected to do so, could also adversely affect the market price of shares of Combined Company common stock.
If securities analysts do not publish research or reports about us, or if they issue unfavorable commentary about us or our industry or downgrade the Combined Company common stock, the price of shares of Combined Company common stock could decline.
The trading market for shares of Combined Company common stock will depend in part on the research and reports that third-party securities analysts publish about us and the industries in which we operate. We may be unable or slow to attract research coverage and if one or more analysts cease coverage of us, the price and trading volume of our securities would likely be negatively impacted. If any of the analysts that may cover us change their recommendation regarding our securities adversely, or provide more favorable relative recommendations about our competitors, the price of our securities would likely decline. If any analyst that may cover us ceases covering us or fails to regularly publish reports on us, we could lose visibility in the financial markets, which could cause the price or trading volume of our securities to decline. Moreover, if one or more of the analysts who cover us downgrades the Combined Company common stock, or if our reporting results do not meet their expectations, the market price of shares of Combined Company common stock could decline.
Our issuance of additional shares of Combined Company common stock or securities into Combined Company common stock could make it difficult for another company to acquire us, may dilute your ownership of us and could adversely affect our stock price.
In connection with the proposed Business Combination, we intend to file a registration statement with the SEC on Form
S-8
providing for the registration of shares of Combined Company common stock issued or reserved for issuance under any stock incentive plan adopted by the Combined Company. Subject to the satisfaction of vesting conditions and the expiration of lockup agreements, shares registered under the registration statement on Form
S-8
will be available for resale immediately in the public market without restriction. From time to time in the future, we may also issue additional shares of Combined Company common stock or securities convertible into Combined Company common stock pursuant to a variety of transactions, including acquisitions. The issuance by us of additional shares of Combined Company common stock or securities convertible into Combined Company common stock would dilute your ownership of us and the sale of a significant amount of such shares in the public market could adversely affect prevailing market prices of shares of Combined Company common stock.

In the future, we expect to obtain financing or to further increase our capital resources by issuing additional shares of our capital stock or offering debt or other equity securities, including senior or subordinated notes, debt securities convertible into equity, or shares of preferred stock. Issuing additional shares of our capital stock, other equity securities, or securities convertible into equity may dilute the economic and voting rights of our existing stockholders, reduce the market price of shares of Combined Company common stock, or both. Debt securities convertible into equity could be subject to adjustments in the conversion ratio pursuant to which certain events may increase the number of equity securities issuable upon conversion. Preferred stock, if issued, could have a preference with respect to liquidating distributions or a preference with respect to dividend payments that could limit our ability to pay dividends to the holders of our common stock. Our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, which may adversely affect the amount, timing or nature of our future offerings. As a result, holders Combined Company common stock bear the risk that our future offerings may reduce the market price of shares of Combined Company common stock and dilute their percentage ownership.
Future sales, or the perception of future sales, of our common stock by us or our existing stockholders in the public market following the Closing could cause the market price for our common stock to decline.
The sale of substantial amounts of shares of Combined Company common stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of our common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.
All shares issued as merger consideration in the Business Combination will be freely tradable without registration under the Securities Act and without restriction by persons other than our “affiliates” (as defined under Rule 144), including our directors, executive officers and other affiliates.
In connection with the Business Combination, shares held by certain of our stockholders will be eligible for resale, subject to, in the case of certain stockholders, volume, manner of sale and other limitations under Rule 144. In addition, pursuant to the Registration Rights Agreement (as defined below), certain stockholders will have the right, subject to certain conditions, to require us to register the sale of their shares of Combined Company common stock under the Securities Act. By exercising their registration rights and selling a large number of shares, these stockholders could cause the prevailing market price of shares of Combined Company common stock to decline.
As restrictions on resale end or if these stockholders exercise their registration rights, the market price of shares of Combined Company common stock could drop significantly if the holders of these shares sell them or are perceived by the market as intending to sell them. These factors could also make it more difficult for us to raise additional funds through future offerings of shares of Combined Company common stock or other securities.
Subsequent to the consummation of the Business Combination, the Combined Company may be required to take write-downs or write-offs, or the Combined Company may be subject to restructuring, impairment or other charges that could have a significant negative effect on the Combined Company’s financial condition, results of operations and the price of the Combined Company’s securities, which could cause you to lose some or all of your investment.
Although the Company has conducted due diligence on Apexigen, this diligence may not surface all material issues that may be present with Apexigen’s business. Factors outside of the Company’s and outside of Apexigen’s control may, at any time, arise. As a result of these factors, the Combined Company may be forced to later write-down or write-off
assets, restructure its operations, or incur impairment or other charges that could result in the Combined Company reporting losses. Even if the Company’s due diligence successfully identified certain risks, unexpected risks may arise, and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash
items and therefore not have an immediate impact on the Combined Company’s liquidity, the fact that the Combined Company reports charges of this nature could contribute to negative market perceptions about the Combined Company or its securities. In addition, charges of this nature may cause the Combined Company to be unable to obtain future financing on favorable terms or at all.
Apexigen’s management has limited experience in operating a public company.
Apexigen’s executive officers have limited experience in the management of a publicly traded company. Apexigen’s management team may not successfully or effectively manage its transition to a public company that will be subject to significant regulatory oversight and reporting obligations under federal securities laws. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities which will result in less time being devoted to the management and growth of the Combined Company. Apexigen may not have adequate personnel with the appropriate level of knowledge, experience, and training in the accounting policies, practices or internal controls over financial reporting required of public companies in the United States. The development and implementation of the standards and controls necessary for the Combined Company to achieve the level of accounting standards required of a public company in the United States may require costs greater than expected. It is possible that the Combined Company will be required to expand its employee base and hire additional employees to support its operations as a public company which will increase its operating costs in future periods.
As a public reporting company, we will be subject to rules and regulations established from time to time by the SEC regarding our internal control over financial reporting.
Upon consummation of the Business Combination, we will become a public reporting company subject to the rules and regulations established from time to time by the SEC and NASDAQ. These rules and regulations will require, among other things that we establish and periodically evaluate procedures with respect to our internal control over financial reporting. Reporting obligations as a public company are likely to place a considerable strain on our financial and management systems, processes and controls, as well as on our personnel.
In addition, as a public company, we will be required to document and test our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act so that our management can certify as to the effectiveness of our internal control over financial reporting.
Anti-takeover provisions in our governing documents and under Delaware law could make an acquisition of us more difficult, limit attempts by our stockholders to replace or remove our current management and limit the market price of our common stock.
The Combined Company’s proposed charter, bylaws and Delaware law contain or will contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition deemed undesirable by the Combined Company Board. Among other things, the proposed charter and/or the Combined Company’s bylaws will include the following provisions:

•
a staggered board, which means that the Combined Company Board will be classified into three classes of directors with staggered three-year terms and directors will only be able to be removed from office for cause;

•	limitations on convening special stockholder meetings, which could make it difficult for our stockholders to adopt desired governance changes;

•
a prohibition on stockholder action by written consent, which means that our stockholders will only be able to take action at a meeting of stockholders and will not be able to take action by written consent for any matter;

•	a forum selection clause, which means certain litigation against us can only be brought in Delaware;

•	the authorization of undesignated preferred stock, the terms of which may be established and shares of which may be issued without further action by our stockholders; and

•	advance notice procedures, which apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders.
These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our management. As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the DGCL, which prevents interested stockholders, such as certain stockholders holding more than 15% of our outstanding common stock, from engaging in certain business combinations unless (i) prior to the time such stockholder became an interested stockholder, the board of directors approved the transaction that resulted in such stockholder becoming an interested stockholder, (ii) upon consummation of the transaction that resulted in such stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of the common stock, or (iii) following board approval, such business combination receives the approval of the holders of at least two-thirds
of our outstanding common stock not held by such interested stockholder at an annual or Stockholders’ Meeting of stockholders.
Any provision of the proposed charter, the Combined Company’s bylaws or Delaware law that has the effect of delaying, preventing or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our common stock.
The proposed charter and the Combined Company’s bylaws will provide that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.
The proposed charter and the Combined Company’s bylaws, each of which will become effective prior to the completion of the Business Combination, will provide that, unless we consent in writing to the selection of an alternative forum, the (i) Court of Chancery (the “Chancery Court”) of the State of Delaware (or, in the event that the Chancery Court does not have jurisdiction, the federal district court for the District of Delaware or other state courts of the State of Delaware) shall, to the fullest extent permitted by law, be the sole and exclusive forum for: (A) any derivative action, suit or proceeding brought on our behalf; (B) any action, suit or proceeding asserting a claim of breach of fiduciary duty owed by any of our directors, officers, or stockholders to us or to our stockholders; (C) any action, suit or proceeding asserting a claim arising pursuant to the DGCL, the proposed charter or the Combined Company’s bylaws; or (D) any action, suit or proceeding asserting a claim governed by the internal affairs doctrine; and (ii) subject to the foregoing, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Notwithstanding the foregoing, such forum selection provisions shall not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal courts of the United States have exclusive jurisdiction. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage such lawsuits against us and our directors, officers, and other employees. Alternatively, if a court were to find the choice of forum provision contained in the proposed charter to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations, and financial condition.
Additionally, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. As noted above, the proposed charter and the Combined Company’s bylaws will provide that the federal district courts of the United States of America shall have jurisdiction over any action arising under the

Securities Act. Accordingly, there is uncertainty as to whether a court would enforce such provision. Our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.
As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.
In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination.
In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.
Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.
In recent months, the market for directors and officers liability insurance for special purpose acquisition companies has changed in ways adverse to us and our management team. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.
The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.
In addition, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims
(“run-off
insurance”). The need for
run-off
insurance would be an added expense for the post-business combination entity, and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.
Our sponsor, directors, officers, advisors and their affiliates may elect to purchase shares or warrants from public stockholders, which may influence a vote on a proposed initial business combination and reduce the public “float” of our common stock.
If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or their affiliates may purchase shares or public warrants or a combination thereof in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares or public warrants in such transactions.
Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. The purpose of such purchases could be to vote such shares in favor of the initial business combination and thereby increase the likelihood of obtaining stockholder approval of the initial business combination, or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrantholders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.
In addition, if such purchases are made, the public “float” of our common stock or public warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to obtain or maintain the quotation, listing or trading of our securities on a national securities exchange.
If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.
We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a stockholder fails to receive our tender offer or proxy materials, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares. For example, we may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents mailed to such holders, or up to two business days prior to the vote on the proposal to approve the initial business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. In the event that a stockholder fails to comply with these or any other procedures, its shares may not be redeemed. See the section of this prospectus entitled “Proposed Business — Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination — Tendering Stock Certificates in Connection with a Tender Offer or Redemption Rights.”
You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.
Our public stockholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those shares of common stock that such stockholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or amendments to our charter prior thereto or to redeem 100% of our public shares if we do not complete our initial business combination within 15 months from the closing of this offering or (B) with respect to any other provision relating to stockholders’ rights or pre-initial
business combination activity and (iii) the redemption of our public shares if we are unable to complete an initial business combination within 15 months from the closing of this offering, subject to applicable law and as further described herein. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.
You will not be entitled to protections normally afforded to investors of many other blank check companies.
Since the net proceeds of this offering and the sale of the placement units are intended to be used to complete an initial business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, because we will have net tangible assets in excess of $5,000,000 upon the successful completion of this offering and the sale of the placement units and will file a Current Report on Form
8-K,
including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units will be immediately tradable while the securities of companies subject to Rule 419 would not be immediately tradable and we will have a longer period of time to consummate an initial business combination. Moreover, if this offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination. For a more detailed comparison of our offering to offerings that comply with Rule 419, please see the section of this prospectus entitled “Proposed Business — Comparison of This Offering to Those of Blank Check Companies Subject to Rule 419.”
Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.10 per share on our redemption of our public shares, or less than such amount in certain circumstances, and our warrants will expire worthless.
We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more industry knowledge than we do, and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of this offering and the sale of the placement units, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, because we are obligated to pay cash for the shares of common stock which our public stockholders redeem in connection with our initial business combination, target companies will be aware that this may reduce the resources available to us for our initial business combination. This may place us at a competitive disadvantage in successfully negotiating an initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.10 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.10 per share upon our liquidation. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share
redemption amount received by stockholders may be less than $10.10 per share” and other risk factors below.
If the net proceeds of our IPO and the sale of the placement units not being held in the trust account are insufficient to allow us to operate for at least 15 months from the effective date of our IPO, we may be unable to complete our initial business combination, in which case our public stockholders may only receive $10.10 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.
The funds available to us outside of the trust account may not be sufficient to allow us to operate for at least the next 15 months, assuming that our initial business combination is not completed during that time. We have separately requested an extension of this 15 month period for up to six additional months (through November 2, 2022), which is subject to approval by the holders of 65% of our shares of outstanding common stock, and such approval may not be granted. We believe that, upon the closing of this offering, the funds available to us outside of the trust account will be sufficient to allow us to operate for at least 15 months (or such additional period of up to six months if approved by our stockholders; however, we cannot assure you that our estimate is accurate. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.10 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.10 per share upon our liquidation. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share
redemption amount received by stockholders may be less than $10.10 per share” and other risk factors below.
If the net proceeds of our IPO and the sale of the placement units not being held in the trust account are insufficient, it could limit the amount available to complete our initial business combination and we will depend on loans from our sponsor or management team to pay our taxes and to complete our initial business combination. If we are unable to obtain these loans, we may be unable to complete our initial business combination.
Of the net proceeds of our IPO and the sale of the placement units, only approximately $500,000 will be available to us initially outside the trust account to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. None of our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into units, at a price of $10.00 per unit at the option of the lender, upon consummation of our initial business combination. The units would be identical to the placement units. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to obtain these loans, we may be unable to complete our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive approximately $10.10 per share on our redemption of our public shares, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.10 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share
redemption amount received by stockholders may be less than $10.10 per share” and other risk factors below.

Subsequent to the completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.
Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will surface all material issues that may be present inside a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off
assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash
items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing
debt held by a target business or by virtue of our obtaining debt financing to partially finance the initial business combination. Accordingly, any stockholders who choose to remain stockholders following the initial business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the initial business combination constituted an actionable material misstatement or omission.
If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share
redemption amount received by stockholders may be less than $10.10 per share.
Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Marcum LLP, our independent registered public accounting firm, and the underwriters of the offering, will not execute agreements with us waiving such claims to the monies held in the trust account.
Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share
redemption amount

received by public stockholders could be less than the $10.10 per share initially held in the trust account, due to claims of such creditors. Pursuant to the letter agreement, the form of which is filed as Exhibit 10.1 to the registration statement of which this prospectus forms a part, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.10 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.10 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of this offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. Therefore, we believe it is unlikely that our sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.
Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.
In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.10 per share and (ii) the actual amount per share held
in the trust account as of the date of the liquidation of the trust account if less than $10.10 per share due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations.
While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.10 per share.
We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers.
We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account and to not seek recourse against the trust account for any reason whatsoever. Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination. Our obligation to indemnify our officers and directors may discourage stockholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and we and our board may be exposed to claims of punitive damages.
If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors.
If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share
amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.
If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, the per-share
amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.
Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.
Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 15 months from the closing of this offering may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a
60-day
notice period during which any third-party claims can be brought against the corporation, a
90-day
period during which the corporation may reject any claims brought, and an additional
150-day
waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the 15th month from the closing of this offering in the event we do not complete our initial business combination and, therefore, we do not intend to comply with the foregoing procedures.
Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 15 months from the closing of this offering is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.
We may not hold an annual meeting of stockholders until after the consummation of our initial business combination, which could delay the opportunity for our stockholders to elect directors.
In accordance with NASDAQ corporate governance requirements, we are not required to hold an annual meeting until no later than one year after our first fiscal year end following our listing on NASDAQ. Under Section 211(b) of the DGCL, we are, however, required to hold an annual meeting of stockholders for the purposes of electing directors in accordance with our bylaws unless such election is made by written consent in lieu of such a meeting. We may not hold an annual meeting of stockholders to elect new directors prior to the consummation of our initial business combination, and thus we may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting. Therefore, if our stockholders want us to hold an annual meeting prior to the consummation of our initial business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.
Because we are neither limited to evaluating a target business in a particular industry sector nor have we selected any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.
We will seek to complete an initial business combination with companies in the life sciences industry but may also pursue other business combination opportunities, except that we will not, under our amended and restated certificate of incorporation, be permitted to effectuate our initial business combination with another blank check company or similar company with nominal operations. Because we have not yet selected or approached any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders who choose to remain stockholders following our initial business combination could suffer a reduction in the value of their securities. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

We may seek business combination opportunities in industries or sectors which may or may not be outside of our management’s area of expertise.
Although we intend to focus on identifying life sciences companies, we will consider an initial business combination outside of our management’s area of expertise if an initial business combination candidate is presented to us and we determine that such candidate offers an attractive business combination opportunity for our company or we are unable to identify a suitable candidate in this sector after having expanded a reasonable amount of time and effort in an attempt to do so. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors in this offering than a direct investment, if an opportunity were available, in an initial business combination candidate. In the event we elect to pursue a business combination outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this prospectus regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any stockholders who choose to remain stockholders following our initial business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.
Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.
Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.10 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.10 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share
redemption amount received by stockholders may be less than $10.10 per share” and other risk factors below.
We may seek business combination opportunities with a financially unstable business or an entity lacking an established record of revenue, cash flow or earnings, which could subject us to volatile revenues, cash flows or earnings or difficulty in retaining key personnel.
To the extent we complete our initial business combination with a financially unstable business or an entity lacking an established record of revenues or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include volatile revenues or earnings and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.
We are not required to obtain a fairness opinion and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.
Unless we complete our initial business combination with an affiliated entity or our board cannot independently determine the fair market value of the target business or businesses, we are not required to obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that the price we are paying is fair to our company from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy materials or tender offer documents, as applicable, related to our initial business combination.
Resources could be wasted in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.10 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.
We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.10 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.10 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share
redemption amount received by stockholders may be less than $10.10 per share” and other risk factors below.
We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.
To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. Further, the amount of additional financing we may be required to obtain could increase as a result of future growth capital needs for any particular transaction, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination and/or the terms of negotiated transactions to purchase shares in connection with our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.10 per share plus any pro rata interest earned on the funds held in the trust account and not previously released to us to pay our taxes on the liquidation of our trust account and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination. If we are unable to complete our initial business combination, our public stockholders may only receive approximately $10.10 per share on the liquidation of our trust account, and our warrants will expire worthless. Furthermore, as described in the risk factor entitled “If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share
redemption amount received by stockholders may be less than $10.10 per share,” under certain circumstances our public stockholders may receive less than $10.10 per share upon the liquidation of the trust account.
We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company, which could, in turn, negatively impact the value of our stockholders’ investment in us.
When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any stockholders who choose to remain stockholders following the initial business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.
Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an initial business combination.
Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form
10-K
for the year ending December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.
We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete an initial business combination with which a substantial majority of our stockholders do not agree.
Our amended and restated certificate of incorporation will not provide a specified maximum redemption threshold, except we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination (such that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. As a result, we may be able to complete our initial business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, all shares of common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.
In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated certificate of incorporation or governing instruments in a manner that will make it easier for us to complete our initial business combination that our stockholders may not support.
In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated certificate of incorporation will require the approval of holders of 65% of our common stock, and amending our warrant agreement will require a vote of holders of at least a majority of the public warrants (which may include public warrants acquired by our sponsor or its affiliates in this offering or thereafter in the open market). In addition, our amended and restated certificate of incorporation requires us to provide our public stockholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or amendments to our charter prior thereto or to redeem 100% of our public shares if we do not complete our initial business combination within 15 months from the closing of this offering or (B) with respect to any other provision relating to stockholders’ rights or pre-initial
business combination activity.
To the extent any such amendments would be deemed to fundamentally change the nature of any securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.
The provisions of our amended and restated certificate of incorporation that relate to our pre-business
combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account), including an amendment to permit us to withdraw funds from the trust account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated, may be amended with the approval of holders of 65% of our common stock, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation and the trust agreement to facilitate the completion of an initial business combination that some of our stockholders may not support.
Our amended and restated certificate of incorporation will provide that any of its provisions related to pre-initial
business combination activity (including the requirement to deposit proceeds of this offering and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein and including to permit us to withdraw funds from the trust account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated) may be amended if approved by holders of

65% of our common stock entitled to vote thereon, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our common stock entitled to vote thereon. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of our outstanding common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. We may not issue additional securities that can vote on amendments to our amended and restated certificate of incorporation. Our sponsor, who will collectively beneficially own approximately 22.1% of our common stock upon the closing of this offering (including the placement shares and assuming they do not purchase any units in this offering), will participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-initial
business combination behavior more easily than some other blank check companies, and this may increase our ability to complete an initial business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.
Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or amendments to our charter prior thereto or to redeem 100% of our public shares if we do not complete our initial business combination within 15 months from the closing of this offering or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial
business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account, divided by the number of then outstanding public shares. These agreements are contained in a letter agreement that we have entered into with our sponsor, officers and directors. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.
We may only be able to complete one business combination with the proceeds of this offering, the sale of the placement units, which will cause us to be solely dependent on a single business which may have a limited number of services and limited operating activities. This lack of diversification may negatively impact our operating results and profitability.
Of the net proceeds from this offering and the sale of the placement units, $50,500,000 (or $58,075,000 if the underwriters’ over-allotment option is exercised in full) will be available to complete our initial business combination and pay related fees and expenses.
We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. In addition, we intend to focus our search for an initial business combination in a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset, or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.
Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.
The federal proxy rules require that a proxy statement with respect to a vote on an initial business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.
Our management may not be able to maintain control of a target business after our initial business combination.
We may structure an initial business combination so that the post-transaction company in which our public stockholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to the initial business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares of common stock in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of common stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares of common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.
We may attempt to complete our initial business combination with a private company about which little information is available, which may result in an initial business combination with a company that is not as profitable as we suspected, if at all.
In pursuing our initial business combination strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in an initial business combination with a company that is not as profitable as we suspected, if at all.

Risks Relating to our Sponsor, Advisors and Management Team
We are dependent upon our executive officers and directors and their departure could adversely affect our ability to operate.
Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our executive officers and directors, at least until we have completed our initial business combination. We do not have an employment agreement with, or key-man
insurance on the life of, any of our directors or executive officers. The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.
Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.
Our key personnel may be able to remain with the company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the initial business combination. Such negotiations would take place simultaneously with the negotiation of the initial business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the initial business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us after the completion of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our initial business combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination.
Our initial stockholders may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.
Our sponsor owns shares representing approximately 19.2% of our issued and outstanding shares of common stock (including the placement shares and assuming they do not purchase any units in this offering). Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation and approval of major corporate transactions. If our initial stockholders purchase any additional shares of common stock in the aftermarket or in privately negotiated transactions, this would increase their control. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our common stock. In addition, our board of directors, whose members were elected by our initial stockholders, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the initial business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the completion of our initial business combination.

Our sponsor paid an aggregate of $25,000 for the founder shares, or approximately $0.018 per founder share. In addition, we may pay Brookline or its affiliates, partners or employees, a fee for financial advisory services in connection with our initial business combination. As a result, our sponsor, its affiliates and our management team stand to make a substantial profit even if an initial business combination subsequently declines in value or is unprofitable for our public stockholders, and may have an incentive to recommend such an initial business combination to our stockholders.
As a result of the low acquisition cost of our founder shares, our sponsor, its affiliates and our management team could make a substantial profit even if we select and consummate an initial business combination with an acquisition target that subsequently declines in value or is unprofitable for our public stockholders. In addition, we may pay Brookline or its affiliates, partners or employees, a fee for financial advisory services in connection with our initial business combination. Thus, such parties may have more of an economic incentive for us to enter into an initial business combination with a riskier, weaker-performing or financially unstable business, or an entity lacking an established record of revenues or earnings, than would be the case if such parties had paid the full offering price for their founder shares, or if such a fee were not potentially payable.
Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.
Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we employ after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements. In addition, the officers and directors of an initial business combination candidate may resign upon completion of our initial business combination. The departure of an initial business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an initial business combination candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an initial business combination candidate’s management team will remain associated with the initial business combination candidate following our initial business combination, it is possible that members of the management of an initial business combination candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.
Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.
Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for an initial business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in other business endeavors for which he may be entitled to substantial compensation and our officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors may also serve as officers or board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination. For a complete discussion of our officers’ and directors’ other business affairs, please see the section of this prospectus entitled “Management — Directors and Officers.”

Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.
Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our sponsor and officers and directors are, and may in the future become, affiliated with entities (such as operating companies or investment vehicles) that are engaged in a similar business, including other special purpose acquisition companies with a class of securities registered under the Exchange Act.
Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties.
Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our amended and restated certificate of incorporation will provide that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.
For a complete discussion of our officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see the sections of this prospectus entitled “Management — Directors and Officers,” “Management — Conflicts of Interest” and “Certain Relationships and Related Party Transactions.”
Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.
We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into an initial business combination with a target business that is affiliated with our sponsor, our directors or officers, although we do not intend to do so. We do not have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.
We may engage in an initial business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, officers, directors or existing holders which may raise potential conflicts of interest.
In light of the involvement of our sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, officers or directors. Our directors also serve as officers and board members for other entities, including, without limitation, those described under the section of this prospectus entitled “Management — Conflicts of Interest.” Such entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning an initial business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for an initial business combination as set forth in the section of this prospectus entitled “Proposed Business — Selection of a Target Business and Structuring of our Initial Business Combination” and such transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions, regarding the fairness to our stockholders from a financial point of view of an initial business combination with one or more businesses affiliated with our officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the initial business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.
Since our sponsor, officers and directors will lose their entire investment in us if our initial business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.
In June 2020, our sponsor paid an aggregate of $25,000 on behalf of us to cover certain offering costs in exchange for 1,437,500 founder shares, or approximately $0.017 per share. In July 2020, our sponsor forfeited 57,500 founder shares to us and Ladenburg and certain of its employees purchased from us an aggregate of 57,500 representative shares at an average purchase price of approximately $0.017 per share, for an aggregate purchase price of $977.5 The number of founder shares issued was determined based on the expectation that such founder shares and representative shares held by our sponsor and Ladenburg and its employees would represent 20% of the outstanding shares after this offering (excluding the placement shares). The founder shares will be worthless if we do not complete an initial business combination. Our sponsor purchased an aggregate of 228,250 placement units at a price of $10.00 per unit (247,000 placement units if the over-allotment option is exercised in full), for an aggregate purchase price of $2,282,500 (or $2,470,000 if the over-allotment option is exercised in full). Each placement unit consists of one share of common stock and one-half
of one warrant. Each whole warrant is exercisable to purchase one whole share of common stock at $11.50 per share. These securities will also be worthless if we do not complete an initial business combination. Holders of founder shares have agreed (A) to vote any shares owned by them in favor of any proposed initial business combination and (B) not to redeem any founder shares in connection with a stockholder vote to approve a proposed initial business combination. In addition, we may obtain loans from our sponsor, affiliates of our sponsor or an officer or director. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination.
Risks Relating to Our Securities
The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share
redemption amount received by public shareholders may be less than $10.10 per share.
The proceeds held in the trust account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our amended and restated certificate of incorporation, our public shareholders are entitled to receive their pro-rata
share of the proceeds held in the trust account, plus any interest income, net of taxes paid or payable (less, in the case we are unable to complete our initial business combination, $100,000 of interest). Negative interest rates could reduce the value of the assets held in trust such that the per-share
redemption amount received by public shareholders may be less than $10.10 per share.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.
If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination.
In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.
In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete an initial business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.
We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or amendments to our charter prior thereto or to redeem 100% of our public shares if we do not complete our initial business combination within 15 months from the closing of this offering or (B) with respect to any other provision relating to stockholders’ rights or pre-initial
business combination activity; or (iii) absent an initial business combination within 15 months from the closing of this offering, our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete an initial business combination or may result in our liquidation. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.10 per share on the liquidation of our trust account and our warrants will expire worthless.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of the shares sold in this offering, you will lose the ability to redeem all such shares in excess of 15% of the shares sold in this offering.
If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation will provide that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in this offering without our prior consent, which we refer to as the “Excess Shares.” However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your stock in open market transactions, potentially at a loss.
NASDAQ may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
We have applied to have our units listed on NASDAQ. We expect that our units will be listed on NASDAQ on or promptly after the date of this prospectus. Following the date the shares of our common stock and warrants are eligible to trade separately, we anticipate that the shares of our common stock and warrants will be separately listed on NASDAQ. Although after giving effect to this offering we expect to meet, on a pro forma basis, the minimum initial listing standards set forth in the NASDAQ listing standards, we cannot assure you that our securities will be listed on NASDAQ in the future or prior to our initial business combination. In order to continue listing our securities on NASDAQ prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in stockholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 public holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with NASDAQ’s initial listing requirements, which are more rigorous than NASDAQ’s continued listing requirements, in order to continue to maintain the listing of our securities on NASDAQ. For instance, our stock price would generally be required to be at least $4.00 per share, our stockholders’ equity would generally be required to be at least $5.0 million and we would be required to have a minimum of 300 round lot holders (with at least 50% of such round lot holders holding securities with a market value of at least $2,500) of our securities. We cannot assure you that we will be able to meet those initial listing requirements at that time.
If NASDAQ delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter
market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•
a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because we expect that our units and eventually our common stock and warrants will be listed on NASDAQ, our units, common stock and warrants will be covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. If we were no longer listed on NASDAQ, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities, including in connection with our initial business combination.
We may issue notes or other debt securities, or otherwise incur substantial debt, to complete an initial business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.
Although we have no commitments as of the date of this prospectus to issue any notes or other debt securities, or to otherwise incur outstanding debt following this offering, we may choose to incur substantial debt to complete our initial business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share
amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•
acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

•	our inability to pay dividends on our common stock;

•
using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and

•	other disadvantages compared to our competitors who have less debt.
We may issue additional common stock or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. Any such issuances would dilute the interest of our stockholders and likely present other risks.
Our amended and restated certificate of incorporation authorizes the issuance of up to 25,000,000 shares of common stock, par value $0.0001 per share and 1,000,000 shares of preferred stock, par value $0.0001 per share.

There are 14,567,000 authorized but unissued shares of common stock available for issuance, which amount takes into account the shares of common stock reserved for issuance upon exercise of outstanding warrants. There are no shares of preferred stock issued and outstanding.
We may issue a substantial number of additional shares of common or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination (although our amended and restated certificate of incorporation will provide that we may not issue securities that can vote with common stockholders on matters related to our pre-initial
business combination activity). However, our amended and restated certificate of incorporation will provide, among other things, that prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with the approval of our stockholders. However, our executive officers, directors and director nominees have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or amendments to our charter prior thereto or to redeem 100% of our public shares if we do not complete our initial business combination within 15 months from the closing of this offering or (B) with respect to any other provision relating to stockholders’ rights or pre-initial
business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares.
The issuance of additional shares of common or preferred stock:

•	may significantly dilute the equity interest of investors in this offering;

•	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;

•
could cause a change of control if a substantial number of shares of our common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our units, common stock and/or warrants.
We are not registering the shares of common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis. If the issuance of the shares upon exercise of warrants is not registered, qualified or exempt from registration or qualification, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless.
We are not registering the shares of common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed that as soon as practicable, but in no event later than 15 business days after the closing of our initial business combination, we will use our best efforts to file with the SEC a registration statement for the registration under the Securities Act of the shares of common stock issuable upon exercise of the warrants and thereafter will use our best efforts to cause the same to become effective within 60 business days following our initial business combination and to maintain a current prospectus relating to the common stock issuable upon exercise of the warrants, until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the foregoing, if a registration statement covering the common stock issuable upon exercise of the warrants is not effective within a specified period following the consummation of our initial business combination, warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. We will use our best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under applicable state securities laws and there is no exemption available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the shares of common stock included in the units. If and when the warrants become redeemable by us, we may not exercise our redemption right if the issuance of shares of common stock upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification. We will use our best efforts to register or qualify such shares of common stock under the blue sky laws of the state of residence in those states in which the warrants were offered by us in this offering. However, there may be instances in which holders of our public warrants may be unable to exercise such public warrants but holders of our placement warrants may be able to exercise such placement warrants.
If you exercise your public warrants on a “cashless basis,” you will receive fewer shares of common stock from such exercise than if you were to exercise such warrants for cash.
There are circumstances in which the exercise of the public warrants may be required or permitted to be made on a cashless basis. First, if a registration statement covering the shares of common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of our initial business combination, warrantholders may, until such time as there is an effective registration statement, exercise warrants on a cashless basis in accordance with Section 3(a)(9) of the Securities Act or another exemption. Second, if a registration statement covering the common stock issuable upon exercise of the warrants is not effective within a specified period following the consummation of our initial business combination, warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available; if that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. Third, if we call the public warrants for redemption, our management will have the option to require all holders that wish to exercise warrants to do so on a cashless basis. In the event of an exercise on a cashless basis, a holder would pay the warrant exercise price by surrendering the warrants for that number of shares of common stock equal to the quotient obtained by dividing (x) the product of the number of shares of common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (as defined in the next sentence) by (y) the fair market value. The “fair market value” is the average reported last sale price of the common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of warrants, as applicable. As a result, you would receive fewer shares of common stock from such exercise than if you were to exercise such warrants for cash.

The grant of registration rights to our initial stockholders may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our common stock.
Pursuant to an agreement to be entered into concurrently with the issuance and sale of the securities in this offering, our initial stockholders and their permitted transferees can demand that we register the placement warrants, the shares of common stock issuable upon exercise of the placement warrants, the shares of common stock included in the placement units and holders of unit that may be issued upon conversion of working capital loans may demand that we register such common stock, warrants or the common stock issuable upon exercise of such units and warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our common stock that is expected when the securities owned by our initial stockholders or holders of working capital loans or their respective permitted transferees are registered.
We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least a majority of the then outstanding public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of shares of our common stock purchasable upon exercise of a warrant could be decreased, all without your approval.
Our warrants will be issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least a majority of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants (which may include public warrants acquired by our sponsor or its affiliates in this offering or thereafter in the open market). Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least a majority of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least a majority of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or stock, shorten the exercise period or decrease the number of shares of our common stock purchasable upon exercise of a warrant.
Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.
Our warrant agreement will provide that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.
Notwithstanding the foregoing, these provisions of the warrant agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.
This
choice-of-forum
provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.
We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.
We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day
period commencing once the warrants become exercisable and ending on the third trading day prior to the date on which we give proper notice of such redemption and provided certain other conditions are met. If and when the warrants become redeemable by us, we may not exercise our redemption right if the issuance of shares of common stock upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification. We will use our best efforts to register or qualify such shares of common stock under the blue sky laws of the state of residence in those states in which the warrants were offered by us in this offering. Redemption of the outstanding warrants could force you (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the placement warrants will be redeemable by us so long as they are held by the sponsor or its permitted transferees.
Our warrants and founder shares may have an adverse effect on the market price of our common stock and make it more difficult to effectuate our initial business combination.
We issued warrants to purchase 2,875,000 shares of our common stock as part of the units offered in our IPO and we issued an aggregate of 123,500 placement warrants. Our sponsor currently owns an aggregate of 1,428,250 founder shares and Ladenburg and certain of its employees currently owns an aggregate of 57,500 representative shares. In addition, if our sponsor makes any working capital loans, up to $1,500,000 of such loans may be convertible into units, at a price of $10.00 per unit at the option of the lender, upon consummation of our initial business combination. The units would be identical to the placement units. To the extent we issue shares of common stock to effectuate an initial business combination, the potential for the issuance of a substantial number of additional shares of common stock upon exercise of these warrants could make us a less attractive business combination vehicle to a target business. Any such issuance will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares of common stock issued to complete the initial business combination. Therefore, our warrants and founder shares may make it more difficult to effectuate an initial business combination or increase the cost of acquiring the target business.

The placement warrants included in the placement units are identical to the warrants sold as part of the units in our IPO except that, so long as they are held by our sponsor or its permitted transferees, (i) they will not be redeemable by us, (ii) they (including the common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our sponsor until 30 days after the completion of our initial business combination and (iii) they may be exercised by the holders on a cashless basis.
Because each unit contains
one-half
of one redeemable warrant and only a whole warrant may be exercised, the units may be worth less than units of other blank check companies.
Each unit contains
one-half
of one redeemable warrant. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. Accordingly, unless you purchase at least two units, you will not be able to receive or trade a whole warrant. This is different from other offerings similar to ours whose units include one share of common stock and one warrant to purchase one whole share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of an initial business combination since the warrants will be exercisable in the aggregate for one-half
of the number of shares compared to units that each contain a warrant to purchase one whole share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if they included a warrant to purchase one whole share.
A provision of our warrant agreement may make it more difficult for use to consummate an initial business combination.
If

(i)
we issue additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at a Newly Issued Price of less than $9.20 per share;

(ii)
the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions), and

(iii)	the Market Value is below $9.20 per share,
then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial business combination with a target business.
Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.
Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred shares, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.
We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Our amended and restated certificate of incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against our directors, officers, other employees or stockholders for breach of fiduciary duty and certain other actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing the suit will, subject to certain exceptions, be deemed to have consented to service of process on such stockholder’s counsel, which may have the effect of discouraging lawsuits against our directors, officers, other employees or stockholders.
Our amended and restated certificate of incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against our directors, officers, other employees or stockholders for breach of fiduciary duty and certain other actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel except any action (A) as to which the Court of Chancery in the State of Delaware determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (B) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery or (C) for which the Court of Chancery does not have subject matter jurisdiction. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our amended and restated certificate of incorporation. This choice of forum provision may limit or make more costly a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.
Our amended and restated certificate of incorporation provides that the exclusive forum provision will be applicable to the fullest extent permitted by applicable law, subject to certain exceptions. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. In addition, our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall, to the fullest extent permitted by law, be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933, as amended, or the rules and regulations promulgated thereunder. We note, however, that there is uncertainty as to whether a court would enforce this provision and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Section 22 of the Securities Act creates concurrent jurisdiction for state and federal courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.
General Risk Factors
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
As of March 31, 2022, the Company had 123,500 Private Placement Warrants outstanding. These warrants will become exercisable 30 days after completion of the initial Business Combination provided that the Company has an effective registration statement under the Securities Act covering the shares of our common stock issuable upon exercise and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permits holders to exercise their warrants on a cashless basis under certain circumstances). Once the Private Placement Warrants become exercisable, the Company may redeem outstanding warrants in certain circumstances; provided, however, that the Private Placement Warrants will not be redeemable by the Company so long as they are held by the initial purchasers or any of their permitted transferees. Under GAAP, the Company is required to evaluate contingent exercise provisions of these warrants and then their settlement provisions to determine whether they should be accounted for as a warrant liability or as equity. Any settlement amount not equal to the difference between the fair value of a fixed number of our equity shares and a fixed monetary amount precludes these warrants from being considered indexed to its own stock, and therefore, from being accounted for as equity. As a result of the provision that the Private Placement Warrants, when held by someone other than the initial purchasers or their permitted transferees, will be redeemable by the Company, the requirements for accounting for these warrants as equity are not satisfied. Therefore, the Company is required to account for these Private Placement Warrants as a warrant liability and record (a) that liability at fair value, and (b) any subsequent changes in fair value as of the end of each period for which earnings are reported. The impact of changes in fair value on earnings may have an adverse effect on the market price of our common stock.
The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.00 per share.
The proceeds held in the trust account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our amended and restated certificate of incorporation, our public stockholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income, net of income taxes paid or payable (less, in the case we are unable to complete our initial business combination, $100,000 of interest to pay dissolution expenses). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.00 per share.

We are a newly formed company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.
We are a newly formed company with no operating results, and we will not commence operations until obtaining funding through this offering. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning an initial business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.
Past performance by our management team, Brookline or their respective affiliates may not be indicative of future performance of an investment in us.
The past performance of our management team, Brookline or their respective affiliates is not a guarantee either (i) that we will be able to identify a suitable candidate for our initial business combination or (ii) of success with respect to any business combination we may consummate. Aside from Messrs. Sturgeon and Hauslein, no members of our management team have had management experience with special purpose acquisition corporations in the past. You should not rely on the historical record of our management team, Brookline or their respective affiliates’ performance as indicative of our future performance.
Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.
We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.
Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination and results of operations.
We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly.
Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination and results of operations.
There are risks related to the life sciences industry to which we may be subject.
Business combinations with companies with operations in the life sciences industry entail special considerations and risks. If we are successful in completing a business combination with a target business with operations in such industry, we will be subject to, and possibly adversely affected by, the following risks:

•	Competition could reduce profit margins.

•	Our inability to comply with governmental regulations affecting the life sciences industry could negatively affect our operations.

•	An inability to license or enforce intellectual property rights on which our business may depend.

•	The success of our planned business following consummation of our initial business combination may depend on maintaining a well-secured business and technology infrastructure.

•
If we are required to obtain governmental approval of our products, the production of our products could be delayed and we could be required to engage in a lengthy and expensive approval process that may not ultimately be successful.

•
Continuing government and private efforts to contain healthcare costs, including through the implementation of legal and regulatory changes, may reduce our future revenue and our profitability following such business combination.

•	Changes in the life sciences industry and markets for such products affecting our customers or retailing practices could negatively impact customer relationships and our results of operations.

•
The life sciences industry is susceptible to significant liability exposure. If liability claims are brought against us following a business combination, it could materially adversely affect our operations.

•	Dependence of our operations upon third-party suppliers, manufacturers or contractors whose failure to perform adequately could disrupt our business.

•	The Affordable Care Act, possible changes to it, and how it is implemented could negatively impact our business.

•	A disruption in supply could adversely impact our business.
Any of the foregoing could have an adverse impact on our operations following a business combination. However, our efforts in identifying prospective target businesses will not be limited to the life sciences sector. Accordingly, if we acquire a target business in another industry, these risks will likely not affect us and we will be subject to other risks attendant with the specific industry in which we operate or target business which we acquire, none of which can be presently ascertained.
We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies and smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.
We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates
exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.
Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation
S-K.
Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates
exceeds $250 million as of the end of the prior June 30th, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates
exceeds $700 million as of the prior June 30th. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTY
We currently maintain our executive offices at 280 Park Avenue, Suite 43W, New York, New York, 10017. The cost for this space is included in the $10,000 per month fee that we pay our Sponsor for office space, utilities and administrative support. We consider our current office space adequate for our current operations.
ITEM 3. LEGAL MATTERS
DLA Piper LLP (US) is acting as counsel in connection with the registration of our securities under the Securities Act, and as such, will pass upon the validity of the securities offered in this prospectus.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
(a) Market Information
On February 18, 2021, the Company announced that the holders of the Company’s Units may elect to separately trade the securities underlying such units which commenced on February 22, 2021. Any units not separated will continue to trade on the NASDAQ under the symbol “BCACU”. Any underlying shares of common stock and warrants that are separated will trade on the NASDAQ under the symbols “BCAC,” and “BCACW”, respectively. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. Each warrant entitles the holder to purchase one share of common stock at a price of $11.50. Warrants may only be exercised for whole shares and will become exercisable 30 days after the completion of our initial business combination. Our warrants expire five years after the completion of our initial business combination or earlier upon redemption or liquidation as described in “Item 1. Business.”
The following table sets forth, for the calendar quarter indicated, the high and low sales prices per unit as reported on the NASDAQ for the period from February 3, 2021 (the first day on which our units began trading) through December 31, 2021, and our shares of common stock and warrants for the period from February 22, 2021 (the first day on which our shares of common stock and warrants were traded separately) through December 31, 2021.

	Units (BCACU)		Common Stock (BCAC)		Warrants (BCACW)
	High	Low	High	Low	High	Low
Year ended December 31, 2021:
Quarter ended March 31, 2021 (1)	$12.45	$10.29	$11.07	$9.11	$5.46	$1.46
Quarter ended June 30, 2021	$11.00	$10.51	$9.99	$9.76	$2.00	$1.25
Quarter ended September 30, 2021	$11.00	$9.76	$10.00	$9.80	$1.902	$0.62
Quarter ended December 31, 2021	$10.45	$9.76	$10.03	$9.91	$1.03	$0.39

(1)	Beginning on February 3, 2021, with respect to BCACU and February 22, 2021 with respect to BCAC and BCACW.
(b) Holders
As of March 30, 2022, there were two holders of record of our units, six holders of record of our common stock and one holder of record of our warrants. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders whose units, common stock and warrants are held of record by banks, brokers and other financial institutions.
Dividends
We have not paid any cash dividends on our common stock to date and we do not intend to pay cash dividends prior to the completion of the Business Combination. The payment of cash dividends in the future will be dependent upon the post-combination company’s revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of the Business Combination. The payment of any cash dividends subsequent to the Business Combination will be within the discretion of the post-combination board at such time. The post-combination company’s ability to declare dividends may also be limited by restrictive covenants pursuant to any debt financing agreements.
ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
References to the “Company,” “Brookline Capital Acquisition Corp.,” “Brookline,” “our,” “us” or “we” refer to Brookline Capital Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
Overview
We are a blank check company incorporated in Delaware on May 27, 2020. We were formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies. We have identified Apexigen as our initial business combination target, and expect to schedule a special meeting of stockholders to approve the business combination later this year. Upon consummation of the business combination with Apexigen, we expect to change our name and be known as Apexigen Inc.
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

The Company’s IPO prospectus and charter provided that the Company initially had until May 2, 2022 (the date which was 15 months after the consummation of the IPO) to complete a Business Combination. The Board currently believes that there will not be sufficient time before May 2, 2022, to complete a Business Combination. On March 29, 2022, the Company mailed its proxy statement with respect to a special meeting of the Company’s stockholders of record as of March 21, 2022 to be held on April 26, 2022 for purposes of considering and voting upon a proposal to amend the Company’s charter to extend the date by which the Company must consummate a Business Combination from May 2, 2022 (the date which is 15 months from the closing date of the IPO on a monthly basis up to November 2, 2022 (the date which is 21 months from the closing date of the IPO) (such period, the “
Combination Period
”). The proposal is more fully described in the Company’s proxy statement filed with the SEC on March 28, 2022. The sole purpose of the Extension Amendment is to provide the Company more time to complete a Business Combination, which our Board believes is in the best interests of our stockholders.
On March 17, 2022, the Company and Apexigen entered into the BCA pursuant to which the Company and Apexigen would combine, with the former equityholders of both entities holding equity in the Surviving Company and with Apexigen’s existing equityholders owning a majority of the equity in the Surviving Company. It is expected that there will be a substantial rollover of equity by the existing equityholders of Apexigen. Under the BCA, the transaction values Apexigen at $205.0 million on a net-equity
basis, net of exercise proceeds for Apexigen’s
pre-closing
options and warrants. As a result of the transaction, the combined company is expected to receive approximately $73.1 million in gross proceeds funded by approximately $58.1 million in cash held in the Company’s trust account (assuming no shareholders exercise their redemption rights at closing) and $15.0 million from a fully committed PIPE consisting of units of shares and half a warrant for one share being sold at $10.00 per unit. The PIPE includes participation from healthcare institutional and individual investors. In addition, concurrent with the execution of the BCA, the Company, Apexigen and Lincoln Park have entered into a committed investment agreement under which the Surviving Company would have the right to direct Lincoln Park to purchase up to an aggregate of $50 million of common stock of the Surviving Company over a
24-month
period. For more information regarding the BCA and related transactions, see Note 11 (Subsequent Events) to the Financial Statements and the Form
8-K
filed by the Company with the SEC on March 18, 2022.
The Company’s IPO prospectus and charter provided that the Company initially had until May 2, 2022 (the date which was 15 months after the consummation of the IPO) to complete a Business Combination. The Board currently believes that there will not be sufficient time before May 2, 2022, to complete a Business Combination. The sole purpose of the Extension Amendment is to provide the Company more time to complete a Business Combination, which our Board believes is in the best interests of our stockholders.
The completion of the proposed Business Combination with Apexigen is subject to the satisfaction of the conditions set forth in the BCA, including (i) completion of any required stock exchange and regulatory review, (ii) approval of the transaction by the Company’s and Apexigen’s stockholders and (iii) receipt by Apexigen of any required third-party approvals. Accordingly, no assurances can be made that the proposed transaction will be consummated on the terms or timeframe currently contemplated, or at all. The Board believes that it is in the best interests of our stockholders to provide the Company more time to complete a Business Combination and to consummate a Business Combination. The Company intends to hold another stockholder meeting prior to the Extended Date in order to seek stockholder approval of a potential Business Combination.
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
Going Concern
As of December 31, 2021, we had approximately $217,000 in our operating bank account and working capital of approximately $126,000 (not taking into account approximately $82,000 in tax obligations that may be paid using investment income earned in the Trust Account).
Our liquidity needs to date have been satisfied through a payment of $25,000 from our Sponsor to pay for certain offering costs in exchange for the issuance of 1,437,500 shares of common stock (the “Founder Shares”), a loan under of approximately $116,000 under a promissory note from our Sponsor (the “Note”), and the net proceeds from the consummation of the Private Placement not held in the Trust Account. We fully repaid the Note on February 2, 2021. In addition, in order to finance transaction costs in connection with an Initial Business Combination, our officers, directors and initial stockholders may, but are not obligated to, provide us Company Working Capital Loans. As of December 31, 2021, there were no amounts outstanding under any Working Capital Loans.
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
Results of Operations
Our entire activity since inception through December 31, 2021 related to our formation, the preparation for an Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective initial Business Combination. We generate non-operating
income in the form of investment income from the Trust Account. We will continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

Additionally, we recognize
non-cash
gains and losses within other income (expense) related to changes in recurring fair value measurement of our derivative liabilities at each reporting period.
For the year ended December 31, 2021, we had a loss of approximately $484,000, which consisted of approximately $411,000 of general and administrative expenses, $110,000 of administrative expenses-related party, approximately $82,000 of franchise tax expense, and approximately $1,000 of offering costs allocated to private warrants, partially offset by non-operating
income of approximately $110,000 for changes in fair value of derivative warrant liabilities and approximately $10,000 of net gain from investments held in the Trust Account.
For the period from May 27, 2020 (inception) through December 31, 2020, we had a loss of approximately $2,000 consisted solely of general and administrative expenses.
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
We incurred $110,000 in general and administrative expenses — related party in the accompanying statements of operations for the year ended December 31, 2021.
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
Critical Accounting Policies
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following as our critical accounting policies:
Investments Held in Trust Account
Our portfolio of investments is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When our investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When our investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in net gain from investments held in the Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Derivative warrant liabilities
We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed
at the end of each reporting period.
The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) are classified as equity. The Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the Private Placement Warrants as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The fair value of the Private Placement Warrants are measured using a Monte Carlo simulation model.
Common stock subject to possible redemption
We account for our common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of common stock are classified as stockholders’ equity. Our Public Shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2021, 5,750,000 shares of common stock subject to possible redemption were presented at their redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheets.
Under ASC 480, we have elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of the reporting period. This method would view the end of the reporting period as if it were also the redemption date of the security. Effective with the closing of the Initial Public Offering (including the sale of the Over-Allotment Units), we recognized the remeasurement from initial book value to redemption amount value. The change in the carrying value of shares of the common stock subject to possible redemption resulted in charges against additional paid-in
capital.

Net income (loss) per common share
Income and losses are shared pro rata between the outstanding redeemable and non-redeemable
common shares. Net income (loss) per share of common stock is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding for the respective period.
We have not considered the effect of the Public Warrants and the Private Placement Warrants to purchase an aggregate of 2,998,500 shares of the Company’s common stock in the calculation of diluted net income (loss) per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the year ended December 31, 2021. Remeasurement associated with the common stock subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.
Recent Accounting Pronouncements
In August 2020, the FASB issued Accounting Standard Update (the “ASU”)
No. 2020-06,
Debt-Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. We early adopted the ASU on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.
Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.
Off-Balance
Sheet Arrangements
As of December 31, 2021, we did not have any
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are a smaller reporting company as defined by Rule
12b-2
of the Exchange Act and are not required to provide the information otherwise required under this item.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
This information appears following Item 15 of this Annual Report on Form
10-K
and is incorporated herein by reference.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the year ended December 31, 2021, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of December 31, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex features of the common stock and warrants issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of February 8, 2021 and its interim financial statements for the quarters ended March 31, 2021 and June 30, 2021. Additionally, this material weakness could result in a misstatement of the warrant liability, common stock subject to redemption and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis.
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
Management’s Report on Internal Controls Over Financial Reporting
This Annual Report on Form
10-K
does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting
Other than as noted above, there was no change in our internal control over financial reporting that occurred during the year ended December 31, 2021 covered by this Annual Report on Form
10-K
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below:
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
ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

ITEM 10.	OFFICERS, DIRECTORS AND DIRECTOR NOMINEES
Our officers, directors and director nominees are as follows:

Name	Age	Position
Dr. Samuel P. Wertheimer	62	Chief Executive Officer and Chairman
Scott A Katzmann	66	President and Director Nominee
Patrick A. Sturgeon	45	Chief Financial Officer
James N. Hauslein	62	Director Nominee
Elgar Peerschke	65	Director Nominee
Tito A. Serafini, PhD	58	Director Nominee
Dr. Samuel P. Wertheimer, our Chairman and Chief Executive Officer since inception, has been an investor in the healthcare and life sciences sectors, entrepreneur, and scientist. He joined Brookline Capital Markets in 2017 as Senior Scientific Advisor. His role is to identify opportunities, diligence, structure investments, and raise capital for banking clients. From 2012 to 2016, he served as co-founder
of Poliwogg, Inc. a financial services firm bringing innovation to healthcare investing. While at Poliwogg, he helped develop the Poliwogg Medical Breakthrough Index that serves as the underlying index for the ALPS Medical Breakthrough ETF (SBIO). From 2000 to 2011, Dr. Wertheimer was a Private Equity Partner at OrbiMed Advisors, LLC, one of the world’s largest healthcare-dedicated investment firms. At OrbiMed, Dr. Wertheimer was involved in raising and investing four venture capital funds with more than $1.5 billion in committed capital. He previously served on the boards of multiple public and private companies, including Biodel (NASDAQ: BIOD); a developer of drug delivery technologies, from 2006 to 2009; ChemoCentryx (CCXI), a development stage biotechnology company, from 2001 to 2011; Corus Pharma (acquired by Gilead), a development stage biotechnology company from 2001 to 2006; InteKrin Therapeutics (acquired by Coherus), a development stage biotechnology company from 2007 to 2010; NeurAxon, a development stage biotechnology company, from 2007 to 2010; and Salmedix (acquired by Cephalon), a development stage biotechnology company, from 2004 to 2005. He helped bring to market several new drugs including Treanda
®
, Cayston
®
, and Orbactiv
®
. Dr. Wertheimer received his Doctor of Philosophy degree from New York University, his Master of Public Health, with Honors, from Yale University and his Bachelor of Arts from the Johns Hopkins University. We believe he is well-qualified to serve as a Director due to his extensive operational and investment experience in the life sciences industry.
Scott A. Katzmann, our President since inception, who will be one of our Directors upon the effective date of the registration statement of which this prospectus forms part, is a co-founder
of Brookline Capital Markets. At Brookline Capital Markets, Mr. Katzmann leads its Private Capital team. Prior to co-founding
Brookline in 2016, Mr. Katzmann served as Senior Managing Director of Opus Point Partners, an investment firm dedicated to healthcare and life science investing, from 2011 to 2013. Mr. Katzmann was formerly a Managing Director at Paramount BioCapital from 1993 to 2011. In July 2009, Basin Water, Inc., a groundwater treatment company for which Mr. Katzmann served as Chairman of the Board and Director, filed a petition for voluntary reorganization under Chapter 11 of the United States Bankruptcy Code. In August 2009, following an auction, a purchase of substantially all Basin Water, Inc.’s assets and the assumption of certain of its liabilities by Amplio Filtration Holdings, Inc. was approved by the court. Prior to Paramount, Mr. Katzmann held similar investment banking positions at First Boston and its successor, Credit Suisse First Boston. Mr. Katzmann received his B.A. in Economics from Tulane and his M.B.A. from the Wharton School at the University of Pennsylvania. We believe he is well-qualified to serve as a Director due to his extensive investment and capital management experience.
Patrick A. Sturgeon, our Chief Financial Officer since inception, has nearly two decades of experience with M&A and equity capital market transactions in the healthcare and other sectors. He has served as a Managing Director at Brookline Capital Markets, since 2016. At Brookline, Mr. Sturgeon focuses on mergers and acquisitions, public financing, private capital raising, secondary offerings, and capital markets. On the public financing front, he focuses on SPAC transactions, primarily underwritten initial public offerings and initial business combinations. From 2013 to 2016, Mr. Sturgeon served as a Managing Director at Axiom Capital Management. He worked at Freeman & Co. from 2002 to 2011, where he focused on mergers and acquisitions in the financial services sector. Since July 2020 he has served as Chief Financial Officer and Secretary of Alpha Healthcare Acquisition Corp., a blank check company which had its initial public offering in September 2020 and is currently searching for an initial business combination in the healthcare industry in the United States. Mr. Sturgeon received his B.S. in Economics from the University of Massachusetts, Amherst and his M.B.A in Finance from New York University.
James N. Hauslein has served as a Managing Director of Hauslein & Company, Inc., a private investment firm, since 1990. In 2015, Mr. Hauslein led the recapitalization/acquisition of Big Time Products LLC, or BTP, a leading supplier of workplace hand protection and related products into the consumer DYI/Pro retail channel (The Home Depot,
Wal-Mart,
ACE, True Value et. al.). The 2015 recapitalization was in partnership with BTP’s co-founders
and three institutional investors. In 2018, BTP was sold to the Hillman Group (a portfolio company of CCMP). During the period that Mr. Hauslein was a shareholder of BTP, he served as Executive Chairman and then Chief Executive Officer. Under Mr. Hauslein’s leadership, BTP completed its first add-on
acquisition in 2015 and its second
add-on
acquisition in 2016. Under Mr. Hauslein’s leadership, the company became a leader in the non-apparel
‘work gear’ product category. Mr. Hauslein was involved in the acquisition of a controlling interest in Sunglass Hut International in 1987 and subsequently led the buyout in 1991 and the initial public offering in 1993. Mr. Hauslein served as Executive Chairman of Sunglass Hut International from 1991 until 2001, and for part of his tenure was Chief Executive Officer of Sunglass Hut (1997 to 1998 and for several months in 2001). Under Mr. Hauslein’s leadership, Sunglass Hut grew in revenue from approximately $37 million in 1987 to approximately $680 million in 2000 prior to the sale to Luxottica Group SpA. At the time of the sale to the Luxottica Group, Sunglass Hut operated approximately 2,000 company-owned stores in North America, Europe, Asia and the Caribbean. While at Sunglass Hut, Mr. Hauslein presided over numerous add-on
acquisitions in the United States and Australia as well as organic growth in North America, the Caribbean, and Europe and a joint venture in Singapore. In addition, Mr. Hauslein led the implementation of the company’s digital branding and online sales strategy. Mr. Hauslein previously served on the Board of Directors of Atlas Acquisition Holdings Corp., Easterly Acquisition Corp., Freedom Acquisition Holdings Inc., GLG Partners, Inc. and Liberty Acquisition Holdings Corp. Mr. Hauslein served as Chairman and Chief Executive Officer of Atlas Acquisition Holdings Corp. from 2007 until 2010. Atlas Acquisition Holdings Corp. liquidated in 2010 and did not complete a business combination. Freedom Acquisition Holdings Inc. completed a business combination with GLG Partners, Inc. in 2007 and GLG Partners, Inc. was subsequently sold to the Mann Group in 2010. Liberty Acquisition Holdings Corp. completed a business combination with Promotora de Informaciones S.A. in 2010. Prior to completing a business combination with Sirius International Insurance Group, Mr. Hauslein resigned from the Board of Directors of Easterly Acquisition Corp. Mr. Hauslein is not currently an officer or director of any of these companies. From 2015 until 2018, Mr. Hauslein served on the board of NB Parent Company, the parent holding company for Big Time Products, LLC. Since July 2020, Mr. Hauslein has also served as the Chairman, Chief Executive Officer and Chief Financial Officer of Jupiter Acquisition Corp., a blank check company focused on the consumer and TMT industries currently in the process of completing its initial public offering. Mr. Hauslein received his MBA from Cornell University’s Johnson Graduate School of Management, and his Bachelor of Science in Chemical Engineering from Cornell University. Mr. Hauslein is well-qualified to serve on our Board of Directors due to his operational experience, diversified board experience, his knowledge of private equity, and his prior special purpose acquisition company experience.
Elgar Peerschke is a
C-level
executive with multi-national experience in the US, Europe, and Latin America. Over the course of his career he has had extensive regional and global P&L responsibilities. He has been acting in the capacity of independent investor and advisor since 2017. From 2014 to 2017, he served as Senior Advisor to several
C-suite
executive officers at IQVIA, a human data science company. In these roles, Mr. Peerschke was responsible for driving the consultative sales organizations as well as large deals/sole providerships for QuintilesIMS, a global provider of technology solutions and contract research services to the healthcare industry. Prior to IQVIA, Mr. Peerschke spent over 20 years in consulting, focusing on serving clients in the healthcare industry, primarily pharma/biotech and related services companies with extensive in clinical development strategy/operations, market access and product launch as well as organization design, performance improvement, corporate M&A, diligence, growth opportunities and post-merger integration. He is a director of ARdVRk Technologies, a private virtual reality company in the healthcare and life sciences field. Over his 20 years in consulting, he held various leadership positions at Bain & Company, including as Managing Director — North American Healthcare Practice and Managing Director — Global Healthcare Practice, as well as McKinsey and Company prior to that. Mr. Peerschke holds an MBA from New York University in Finance and a BA from Rutgers University in Political Science. We believe he is well-qualified to serve as a Director due to his extensive investment, operational and consulting experience.
Tito A. Serafini, PhD is one of the three principal founders of Atreca, Inc. (Nasdaq: BCEL), a public, development-stage biotechnology company, where he serves as a member of the board of directors. Dr. Serafini was the Chief Executive Officer from Atreca’s inception in 2010 until 2018, and currently serves as the company’s Chief Strategy Officer. Before founding Atreca, he was Chief Scientific Officer of Nuon Therapeutics, a development-stage biotechnology company, from 2009 to 2011. Prior to his role at Nuon, Dr. Serafini was a co-founder
of Renovis, Inc., where he served as an executive officer in multiple roles, including leading research and M&A functions. Prior to founding Renovis, Dr. Serafini was an award-winning faculty member in the Department of Molecular and Cell Biology at the University of California, Berkeley, where he established the university’s Functional Genomics Laboratory. Dr. Serafini received a BS in biochemistry from Case Western Reserve and a PhD in biochemistry from Stanford University (advised by Dr. James Rothman), and he performed postdoctoral research at the University of California, San Francisco, in the laboratory of Dr. Marc Tessier-Lavigne. Dr. Serafini also currently serves as a member of the board of directors of Anagenex, a private biotechnology company. We believe he is well-qualified to serve as a Director due to his extensive scientific and operational experience.
Prior Blank Check Experience
Mr. Hauslein has served as a founder, Chief Executive Officer or as a director of four blank check companies formed for the purpose of effecting a business combination, raising an aggregate of almost $2 billion in their initial public offerings. None of these companies changed its intentions from what each disclosed in its respective initial public offering prospectus. Mr. Hauslein is not currently an officer or director of any of these companies.
Freedom Acquisition Holdings, Inc.
Freedom Acquisition Holdings, Inc. raised $528 million in January 2007 and completed a $3.4 billion business combination with hedge fund GLG Partners later that year. Mr. Hauslein served as a Director on the Board of Directors of Freedom Acquisition Holdings and of the combined entity.
Liberty Acquisition Holdings Corp.
Mr. Hauslein served as a Director of Liberty Acquisition Holdings Corporation, which raised $1.035 billion in December 2007 and completed its $8.0 billion business combination with Promotora de Informaciones, S.A., a large Spanish and Portuguese-language media group, in November 2010.
Atlas Acquisition Holdings Corp.
Mr. Hauslein served as
Co-founder,
Chairman and Chief Executive Officer of Atlas Acquisition Holdings Corporation, a consumer-focused blank check company which raised $200 million when it went public in 2008. Atlas did not complete its business combination with Select Staffing Inc. and distributed the funds held in trust to its stockholders.

Easterly Acquisition Corp.
Mr. Hauslein served as a Director on Easterly Acquisition Corp, a blank check company that went public in July 2015, raising $200 million. Prior to completing its $2.196 billion business combination with Sirius International Insurance Group in 2018, Mr. Hauslein resigned as a Director in June 2018.
Number and Terms of Office of Officers and Directors
We will have five directors upon completion of this offering. Our board of directors will be divided into two classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a two-year
term. In accordance with NASDAQ corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on NASDAQ. The term of office of the first class of directors, consisting of Messrs. Peerschke and Hauslein, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Messrs. Serafini, Katzmann and Wertheimer, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Dr. Wertheimer, will expire at our third annual meeting of our stockholders.
Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of a Chairman of the Board, a Chief Executive Officer, Chief Financial Officer, President, Vice Presidents, Secretary, Treasurer, Assistant Secretaries and such other offices as may be determined by the board of directors.
Director Independence
NASDAQ listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Messrs. Hauslein, Peerschke and Serafini are “independent directors” as defined in the NASDAQ listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.
Committees of the Board of Directors
Our board of directors will have two standing committees: an audit committee and a compensation committee. Subject to phase-in
rules and a limited exception, NASDAQ rules and Rule
10A-3
of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and NASDAQ rules require that the compensation committee of a listed company be comprised solely of independent directors.
Audit Committee
Our audit committee consists of Messrs. Hauslein, Peerschke and Serafini will serve as members of our audit committee, and Mr. Peerschke will chair the audit committee. Under the NASDAQ listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Each of Messrs. Hauslein, Peerschke and Serafini meet the independent director standard under NASDAQ listing standards and under Rule
10-A-3(b)(1)
of the Exchange Act.
Each member of the audit committee is financially literate and our board of directors has determined that Mr. Hauslein qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We will adopt an audit committee charter, which will detail the principal functions of the audit committee, including:

•	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm engaged by us;

•	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

•	setting clear hiring policies for employees or former employees of the independent registered public accounting firm, including but not limited to, as required by applicable laws and regulations;

•	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

•
obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures, (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues and (iii) all relationships between the independent registered public accounting firm and us to assess the independent registered public accounting firm’s independence;

•	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

•
reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee
Our compensation committee consists of Messrs. Hauslein and Serafini will serve as members of our compensation committee. Under the NASDAQ listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. Messrs. Hauslein and Serafini are independent and Mr. Serafini will chair the compensation committee.
We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

•
reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, if any is paid by us, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

•	reviewing and approving on an annual basis the compensation, if any is paid by us, of all of our other officers;

•	reviewing on an annual basis our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

•	if required, producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.
Notwithstanding the foregoing, as indicated above, other than the payment to an affiliate of our sponsor of $10,000 per month, for up to 15 months, for office space, utilities and secretarial and administrative support, reimbursement of expenses, and payment to our sponsor and/or any of its affiliates, partners or employees, including Brookline or its affiliates, partners or employees, of a fee for financial advisory services rendered in connection with our initial business combination, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.
The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by NASDAQ and the SEC.
Director Nominations
We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or NASDAQ rules. In accordance with Rule 5605 of the NASDAQ rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who will participate in the consideration and recommendation of director nominees are Messrs. Hauslein, Peerschke and Serafini. In accordance with Rule 5605 of the NASDAQ rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.
The board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to our board of directors should follow the procedures set forth in our bylaws.
We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.
Code of Ethics
We have adopted a Code of Ethics applicable to our directors, officers and employees. We will file a copy of our Code of Ethics and our audit and compensation committee charters as exhibits to the registration statement of which this prospectus is a part. You will be able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form
8-K.
See the section of this prospectus entitled “Where You Can Find Additional Information.”
Conflicts of Interest
Subject to
pre-existing
fiduciary or contractual duties as described below, our officers and directors have agreed to present any business opportunities presented to them in their capacity as a director or officer of our company to us. Certain of our officers and directors presently have fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We believe, however, that the fiduciary duties or contractual obligations of our officers or directors will not materially affect our ability to complete our initial business combination. Our amended and restated certificate of incorporation will provide that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.
Members of our management team may become an officer or director of another special purpose acquisition company with a class of securities registered under the Exchange Act even before we enter into a definitive agreement for an initial business combination.
Potential investors should also be aware of the following other potential conflicts of interest:

•
None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

•
In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

•
Our initial stockholders have agreed to waive their redemption rights with respect to any founder shares or representative shares, as applicable, and placement shares and (except for Ladenburg) any public shares held by them in connection with the consummation of our initial business combination. Additionally, our initial stockholders have agreed to waive their redemption rights with respect to any founder shares or representative shares, as applicable, and placement shares held by them if we fail to consummate our initial business combination within 15 months after the closing of this offering. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the placement units held in the trust account will be used to fund the redemption of our public shares, and the placement securities will expire worthless. With certain limited exceptions, our sponsor has agreed not to transfer, assign or sell 50% of their founder shares until the earlier of (i) six months after the date of the consummation of our initial business combination or (ii) the date on which the closing price of our shares of common stock equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any
30-trading
day period commencing after our initial business combination, and the remaining 50% of the founder shares may not be transferred, assigned or sold until six months after the date of the consummation of our initial business combination, or earlier, in either case, if, subsequent to our initial business combination, we consummate a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property. With certain limited exceptions, the placement shares and placement warrants and the common stock underlying such warrants, and the representative shares held by Ladenburg and its employees, will not be transferable, assignable or saleable by our sponsor or its permitted transferees or Ladenburg or its employees and permitted transferees until 30 days after the completion of our initial business combination. Since our sponsor and officers and directors may directly or indirectly own common stock and warrants following this offering, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

•
Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

•
We may pay Brookline or its affiliates, partners or employees, a fee for financial advisory services rendered in connection with our identification, negotiation and consummation of our initial business combination. The amount of any fee we pay to Brookline or its affiliates, partners or employees, will be based upon the prevailing market for similar services for such transactions at such time, and will be subject to the review of our audit committee pursuant to the audit committee’s policies and procedures relating to transactions that may present conflicts of interest.

•
Our sponsor, officers or directors may have a conflict of interest with respect to evaluating a business combination and financing arrangements as we may obtain loans from our sponsor or an affiliate of our sponsor or any of our officers or directors to finance transaction costs in connection with an intended initial business combination. Up to $1,500,000 of such loans may be convertible into units, at a price of $10.00 per unit at the option of the lender, upon consummation of our initial business combination. The units would be identical to the placement units.

The conflicts described above may not be resolved in our favor.
In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

•	the corporation could financially undertake the opportunity;

•	the opportunity is within the corporation’s line of business; and

•	it would not be fair to our company and its stockholders for the opportunity not to be brought to the attention of the corporation.
Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Furthermore, our amended and restated certificate of incorporation will provide that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

Below is a table summarizing the entities to which our executive officers, directors and director nominees currently have fiduciary duties or contractual obligations:

Individual (1)	Entity	Entity’s Business	Affiliation
Scott A. Katzmann	Brookline Capital Markets	Investment Bank	Founder
Dr. Samuel P. Werthmeimer	Brookline Capital Markets	Investment Bank	Managing Partner
Patrick A. Sturgeon	Brookline Capital Markets	Investment Bank	Managing Partner
	Alpha Healthcare Acquisition Corp.	Blank Check Company	Officer
James N. Hauslein	Hauslein & Company	Investing	Managing Director
	Jupiter Acquisition Corp	Blank Check Company	Officer and Director
Elgar Peerschke	ARdVRk Technologies	Healthcare and Life Sciences	Director
Tito A. Serafini, PhD	Atreca	Biotechnology	Officer and Director

(1)	Each person has a fiduciary duty with respect to the listed entities next to their respective names.
Accordingly, if any of the above executive officers, directors or director nominees becomes aware of a business combination opportunity which is suitable for any of the above entities to which he or she has current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity.
We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. However, we do not intend to contact any such prospective target businesses subsequent to the closing of this offering unless we become aware that such targets are interested in a potential initial business combination with us and such transaction would be attractive to our stockholders. In the event we seek to complete our initial business combination with such a company, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions, that such an initial business combination is fair to our company from a financial point of view.
In the event that we submit our initial business combination to our public stockholders for a vote, pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote any founder shares held by them and any public shares purchased during or after the offering (including in open market and privately negotiated transactions) in favor of our initial business combination. Ladenburg is under no such obligation with respect to any public shares it may purchase.
Limitation on Liability and Indemnification of Officers and Directors
Our amended and restated certificate of incorporation provides that our officers and directors will be indemnified by us to the fullest extent authorized by Delaware law, as it now exists or may in the future be amended. In addition, our amended and restated certificate of incorporation will provide that our directors will not be personally liable for monetary damages to us or our stockholders for breaches of their fiduciary duty as directors, unless they violated their duty of loyalty to us or our stockholders, acted in bad faith, knowingly or intentionally violated the law, authorized unlawful payments of dividends, unlawful stock purchases or unlawful redemptions, or derived an improper personal benefit from their actions as directors.
We have entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated certificate of incorporation. Our bylaws also permit us to secure insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit such indemnification. We will purchase a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.
These provisions may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against officers and directors pursuant to these indemnification provisions.
We believe that these provisions, the directors’ and officers’ liability insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.
ITEM 11. OFFICER AND DIRECTOR COMPENSATION
None of our officers has received any cash compensation for services rendered to us except for our Chief Financial Officer, Patrick Sturgeon, to whom we paid a fee of $25,000 in February 2021 for providing financial advisory services to the Company since our inception. Commencing on the date of this prospectus, we have agreed to pay an affiliate of our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. Other than as set forth elsewhere in this prospectus, no compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our sponsor, officers, directors or any affiliate of our sponsor, officers or directors, prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is) except that we may pay Brookline or its affiliates, partners or employees, a fee for financial advisory services rendered in connection with our identification, negotiation and consummation of our initial business combination; the amount of any fee we pay to Brookline or its affiliates, partners or employees, will be based upon the prevailing market for similar services for such transactions at such time, and will be subject to the review of our audit committee pursuant to the audit committee’s policies and procedures relating to transactions that may present conflicts of interest. Our officers and directors will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors, advisors or our or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such payments, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket
expenses incurred in connection with identifying and consummating an initial business combination.
After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed initial business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed initial business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.
ITEM 12. PRINCIPAL STOCKHOLDERS
The following table sets forth information regarding the beneficial ownership of our common stock as of the date of this prospectus, and as adjusted to reflect the sale of our common stock included in the units offered by this prospectus, and assuming no purchase of units in this offering, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our executive officers, directors and director nominees that beneficially owns shares of our common stock; and

•	all our executive officers, directors and director nominees as a group.
Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.
The following table presents the number of shares and percentage of our common stock beneficially owned as of the filing date, before and after this offering, by each person, or group of persons, known to us who beneficially owns more than 5% of our capital stock, each named executive officer, each of our directors and all directors and executive officers as a group.

Name and Address of Beneficial Owner()	Number of Shares Beneficially Owned (2)	Approximate Percentage of Outstanding Common Stock
Brookline Capital Holdings, LLC (2)	1,428,250	19.2%
Dr. Samuel P. Wertheimer (2)	—	—
Scott A Katzmann (2)	—	—
Patrick A. Sturgeon (2)	—	—
James N. Hauslein (2)	—	—
Elgar Peerschke (2)	—	—
Tito A. Serafini, PhD (2)	—	—
All executive officers and directors as a group (6 individuals) (1)	1,428,250	19.2%
Periscope Capital Inc. (3)	417,000	5.6%
Kepos Capital LP (4)	382,289	5.1%

•	Less than 1%
(1)	The business address of each of these entities and individuals is at 280 Park Avenue, Suite 43W, New York, NY 10017.
(2)
Interests shown consist solely of Private Shares as well as the Private Shares that are a constituent part of the Private Placement Units. Brookline Capital Holdings, LLC, our Sponsor, is the record holder of the shares reported herein. William Buchanan, Jr. is the managing member of our Sponsor. Consequently, such person may be deemed the beneficial owner of the shares held by our Sponsor and have voting and dispositive control over such securities. Such person disclaims beneficial ownership of any shares other than to the extent he may have a pecuniary interest therein, directly or indirectly. Each of our officers, directors and advisors is a direct or indirect member of our Sponsor.
(3)	Based on the Form 13G filed by Periscope Capital Inc., as filed with the SEC on February 14, 2022. The business address reported is 333 Bay Street, Suite 1240, Toronto, Ontario, Canada M5H 2R2.
(4)
Based on the Form 13G filed by Kepos Capital LP, as filed with the SEC on February 4, 2022. Mr. Mark Carhart is reported as the managing partner of Kepos Capital GP LLC, the general partner of Kepos Capital LP. The business address reported is 11 Time Square, 35th Floor, New York, NY 10036.

After giving effect to the issuance of founder shares and private placement of the placement units, our sponsor will own approximately 19.2% of the outstanding common stock following the offering (assuming that holders of founder shares and purchasers of the placement units do not purchase any public shares in the offering or the public market). Because of this ownership block, our initial stockholders and the holders of placement shares will have significant influence over the outcome of all matters requiring approval by our stockholders, including the election of directors, amendments to our amended and restated certificate of incorporation and approval of significant corporate transactions other than approval of our initial business combination.
Neither our sponsor nor any of our officers or directors have expressed an intention to purchase any units in this offering. If we increase or decrease the size of the offering, we will effect a stock dividend or a share contribution back to capital, or other appropriate mechanism, as applicable, with respect to our founder shares and representative shares immediately prior to the consummation of the offering in such amount as to maintain the ownership of our sponsor and Ladenburg and its employees at 20% of the issued and outstanding shares of our common stock (excluding the placement units and underlying securities) upon the consummation of this offering. Because of this ownership block, our initial stockholders may be able to effectively influence the outcome of all matters requiring approval by our stockholders, including the election of directors, amendments to our amended and restated certificate of incorporation and approval of significant corporate transactions, including approval of our initial business combination.
The holders of the founder shares and placement shares have agreed (A) to vote any shares owned by them in favor of any proposed initial business combination and (B) not to redeem any shares in connection with a stockholder vote to approve a proposed initial business combination.
Our sponsor, executive officers, directors and Brookline and its partners, are deemed to be our “promoters” as such term is defined under the federal securities laws.
Restrictions on Transfers of Founder Shares, Representative Shares and Placement Units
The founder shares, representative shares and placement units, and securities contained therein, are each subject to transfer restrictions pursuant to lock-up provisions
in a letter agreement with us to be entered into by our sponsor, officers and directors. Those lock-up provisions
provide that such securities are not transferable or salable (i) in the case of the founder shares, with respect to 50% of the founder shares until the earlier of (A) six months after the date of the consummation of our initial business combination or (B) the date on which the closing price of our shares of common stock equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any
30-trading
day period commencing after our initial business combination, and the remaining 50% of the founder shares may not be transferred, assigned or sold until six months after the date of the consummation of our initial business combination, or earlier, in either case, if, subsequent to our initial business combination, we consummate a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property, and (ii) in the case of the placement units, including the component securities therein, and the representative shares held by Ladenburg, until 30 days after the completion of our initial business combination, except in each case (a) to our officers or directors, any affiliates or family members of any of our officers or directors, any members of our sponsor, or any affiliates of our sponsor, or such parties related to Ladenburg, (b) in the case of an individual, by gift to a member of one of the members of the individual’s immediate family or to a trust, the beneficiary of which is a member of one of the individual’s immediate family, an affiliate of such person or to a charitable organization; (c) in the case of an individual, by virtue of laws of descent and distribution upon death of any of our officers, our directors, the initial stockholders, or members of our sponsor, or such parties related to Ladenburg; (d) in the case of an individual, pursuant to a qualified domestic relations order; (e) by private sales or transfers made in connection with the consummation of an initial business combination at prices no greater than the price at which the shares or warrants were originally purchased; (f) in the event of our liquidation prior to the completion of our initial business combination; (g) by virtue of the laws of Delaware or our sponsor’s limited liability company agreement or Ladenburg’s charter documents upon dissolution of our sponsor or Ladenburg; or (h) in the event of our liquidation, merger, capital stock exchange, reorganization or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property subsequent to our completion of our initial business combination; provided, however, that in the case of clauses (a) through (e) or (g) these permitted transferees must enter into a written agreement agreeing to be bound by these transfer restrictions and the other restrictions contained in the letter agreements and by the same agreements entered into by our sponsor with respect to such securities (including provisions relating to voting, the trust account and liquidation distributions described elsewhere in this prospectus).
Registration Rights
The holders of the founder shares, representative shares, placement units, and units that may be issued upon conversion of working capital loans (and in each case holders of their component securities, as applicable) will have registration rights to require us to register a sale of any of our securities held by them pursuant to a registration rights agreement to be signed prior to or on the effective date of this offering. These holders will be entitled to make up to three demands, excluding short form registration demands, that we register such securities for sale under the Securities Act. In addition, these holders will have “piggy-back” registration rights to include their securities in other registration statements filed by us. Notwithstanding the foregoing, Ladenburg and its employees may not exercise its demand and “piggyback” registration rights after five (5) and seven (7) years after the effective date of our registration statement on Form
S-1
relating to our IPO may not exercise its demand rights on more than one occasion. We will bear the expenses incurred in connection with the filing of any such registration statements.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
In June 2020, our sponsor paid an aggregate of $25,000 on behalf of us to cover certain offering costs in exchange for 1,437,500 founder shares, or approximately $0.017 per share. In July 2020, our sponsor forfeited 57,500 founder shares to us and Ladenburg and certain of its employees purchased from us an aggregate of 57,500 representative shares at an average purchase price of approximately $0.017 per share, for an aggregate purchase price of $977.5.The number of founder shares issued was determined based on the expectation that such founder shares and representative shares would represent 20% of the outstanding shares upon completion of this offering (excluding the placement units and underlying securities). If we increase or decrease the size of the offering we will effect a stock dividend or a share contribution back to capital or other appropriate mechanism, as applicable, with respect to our founder shares immediately prior to the consummation of the offering in such amount as to maintain the ownership of our sponsor and Ladenburg and its employees at 20% of the issued and outstanding shares of our common stock (excluding the placement units and underlying securities) upon the consummation of this offering. Up to 180,000 founder shares are subject to forfeiture by our sponsor and 7,500 representative shares are subject to forfeiture by Ladenburg, depending on the extent to which the underwriters’ over-allotment option is exercised. The founder shares and representative shares may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

Our sponsor purchased an aggregate of 247,000 placement units at a price of $10.00 per unit, for an aggregate purchase price of $2,470,000. There will be no redemption rights or liquidating distributions from the trust account with respect to the founder shares, placement shares or placement warrants, which will expire worthless if we do not consummate a business combination within the allotted 15 month period.
In February 2021, we paid a fee of $25,000 to our Chief Financial Officer, Patrick Sturgeon, in consideration for financial advisory services provided to the Company since our inception.
We may in the future pay Brookline or its affiliates, partners or employees, a fee for financial advisory services rendered in connection with our identification, negotiation and consummation of our initial business combination. The amount of any fee we pay to Brookline or its affiliates, partners or employees, will be based upon the prevailing market for similar services for such transactions at such time, and will be subject to the review of our audit committee pursuant to the audit committee’s policies and procedures relating to transactions that may present conflicts of interest.
Commencing on the date of this prospectus, we have agreed to pay Brookline Capital Markets, an affiliate of members of our sponsor, a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.
Other than the foregoing, no compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our sponsor, officers, directors or any affiliate of our sponsor, officers, directors prior to, or in connection with any services rendered in order to effectuate, the consummation of an initial business combination (regardless of the type of transaction that it is). However, these individuals will be reimbursed for any out-of-pocket expenses
incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors, advisors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses
incurred by such persons in connection with activities on our behalf.
On May 27, 2020, the Sponsor agreed to loan the Company up to $300,000 to be used for the payment of costs related to the IPO pursuant to a promissory note, which was later amended on January 4, 2021 (the “Note”). The Note was non-interest bearing, unsecured and was due upon the date the Company consummate the IPO. The Company borrowed approximately $116,000 under the Note and fully repaid the Note on February 2, 2021.
In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units, at a price of $10.00 per unit at the option of the lender, upon consummation of our initial business combination. The units would be identical to the placement units. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.
The holders of the founder shares, representative shares, placement units, and units that may be issued upon conversion of working capital loans (and in each case holders of their component securities, as applicable) will have registration rights to require us to register a sale of any of our securities held by them pursuant to a registration rights agreement to be signed prior to or on the effective date of this offering. These holders will be entitled to make up to three demands, excluding short form registration demands, that we register such securities for sale under the Securities Act. In addition, these holders will have “piggy-back” registration rights to include their securities in other registration statements filed by us. Notwithstanding the foregoing, Ladenburg and its employees may not exercise its demand and “piggyback” registration rights after five (5) and seven (7) years after the effective date of our registration statement on Form
S-1
relating to our IPO and may not exercise its demand rights on more than one occasion. We will bear the expenses incurred in connection with the filing of any such registration statements.
We will enter into indemnification agreements with each of our officers and directors a form of which is to be filed as an exhibit to this Registration Statement. These agreements will require us to indemnify these individuals to the fullest extent permitted under Delaware law against liabilities that may arise by reason of their service to us, and to advance expenses incurred as a result of any proceeding against them as to which they could be indemnified.
Related Party Policy
We have not yet adopted a formal policy for the review, approval or ratification of related party transactions. Accordingly, the transactions discussed above were not reviewed, approved or ratified in accordance with any such policy.
Prior to the consummation of this offering, we will adopt a code of ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board) or as disclosed in our public filings with the SEC. Under our code of ethics, conflict of interest situations will include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the company. A form of the code of ethics that we plan to adopt prior to the consummation of this offering is filed as an exhibit to the registration statement of which this prospectus is a part.
In addition, our audit committee, pursuant to a written charter that we will adopt prior to the consummation of this offering, will be responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present will be required in order to approve a related party transaction. A majority of the members of the entire audit committee will constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee will be required to approve a related party transaction. A form of the audit committee charter that we plan to adopt prior to the consummation of this offering is filed as an exhibit to the registration statement of which this prospectus is a part. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.
These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors unless we, or a committee of independent directors, have obtained an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that our initial business combination is fair to our company from a financial point of view. Furthermore, no finder’s fees, reimbursements, consulting fee, monies in respect of any payment of a loan or other compensation will be paid by us to our sponsor, officers, directors or any affiliate of our sponsor, officers, directors prior to, for services rendered to us prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, the following payments will be made to our sponsor, officers, directors or our or their affiliates, none of which will be made from the proceeds of this offering held in the trust account prior to the completion of our initial business combination:

•	Repayment of up to an aggregate of $300,000 in loans made to us by our sponsor to cover offering-related and organizational expenses;

•	Payment to an affiliate of our sponsor of $10,000 per month, for up to 15 months, for office space, utilities and secretarial and administrative support;

•	Payment of a fee of $25,000 to our Chief Financial Officer, Patrick Sturgeon, in February 2021 in consideration for financial advisory services provided to the Company since our inception.

•
We may pay Brookline or its affiliates, partners or employees, a fee for financial advisory services rendered in connection with our identification, negotiation and consummation of our initial business combination; the amount of any fee we pay Brookline or its affiliates, partners or employees, will be based upon the prevailing market for similar services for such transactions at such time, and will be subject to the review of our audit committee pursuant to the audit committee’s policies and procedures relating to transactions that may present conflicts of interest;

•	Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and

•
Repayment of loans which may be made by our sponsor or an affiliate of our sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination, the terms of which have not been determined nor have any written agreements been executed with respect thereto. Up to $1,500,000 of such loans may be convertible into units, at a price of $10.00 per unit at the option of the lender, upon consummation of our initial business combination. The units would be identical to the placement units.

Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors, advisors or our or their affiliates.
ITEM 14
.
 PRINCIPAL ACCOUNTANT FEES AND SERVICES
The firm of Marcum LLP (“Marcum”) served as the Company’s independent registered public accounting firm from May 27, 2020 through December 31, 2021. The following is a summary of fees paid to Marcum for services rendered:
Audit Fees
. Audit fees consist of fees billed for professional services rendered for the audit of our year-end
financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees by Marcum for audit fees, inclusive of required filings with the SEC, for the year ended December 31, 2021 and for the period from May 27, 2020 (inception) through December 31, 2020, totaled $
112,322
and $15,450, respectively.

Audit-Related Fees
. Audit-related fees consist of fees for assurance and related services that are reasonably related to performance of the audit or review of our year-end
financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. We did not pay Marcum any audit-related fees for the year ended December 31, 2021 and for the period from May 27, 2020 (inception) through December 31, 2020.
Tax Fees
. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. The aggregate fees for tax services provided by Marcum for the year ended December 31, 2021 and for the period from May 27, 2020 (inception) through December 31, 2020, totaled $7,210 and $0, respectively
.
All Other Fees
. All other fees consist of fees billed for all other services. We did not pay Marcum for any other services for the year ended December 31, 2021 and for the period from May 27, 2020 (inception) through December 31, 2020
.

PART IV
ITEM 15
.
 EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this
Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:
None.

(3)	Exhibits
EXHIBIT INDEX

Exhibit	Description
2.1†	Business Combination Agreement, dated as of March 17, 2022, by and among Brookline Capital Acquisition Corp., Project Barolo Merger Sub, Inc. and Apexigen, Inc. (incorporated by reference to Exhibit 2.1 filed on the Company’s Current Report on Form 8-K filed by the Company on March 18, 2022)

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 filed on the Company’s Current Report on Form 8-K filed by the Company on February 2, 2021)

3.3	By Laws (incorporated by reference to Exhibit 3.3 filed on the Company’s Registration Statement on Form S-1 filed by the Company on August 13, 2020)

4.4	Form of Warrant Agreement between Continental Stock Transfer & Trust Company, LLC and the Registrant (incorporated by reference to Exhibit 4.1 filed on the Company’s Current Report on Form 8-K filed by the Company on February 2, 2021)

10.1	Form of Letter Agreement among the Registrant and our officers, directors and Brookline Capital Holdings, LLC (incorporated by reference to Exhibit 10.1 filed on the Company’s Registration Statement on Form S-1/A filed by the Company on January 7, 2021)

10.2	Amended and Restated Promissory Note, dated December 30, 2020, issued to Brookline Capital Holdings, LLC (incorporated by reference to Exhibit 10.2 filed on the Company’s Registration Statement on Form S-1/A filed by the Company on January 7, 2021)

10.3	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company, LLC and the Registrant (incorporated by reference to Exhibit 10.2 filed on the Company’s Current Report on Form 8-K filed by the Company on February 2, 2021)

10.4	Form of Registration Rights Agreement between the Registrant and certain security holders (incorporated by reference to Exhibit 10.3 filed on the Company’s Current Report on Form 8-K filed by the Company on February 2, 2021)

10.5	Securities Subscription Agreement, dated May 27, 2020, between the Registrant and Brookline Capital Holdings, LLC (incorporated by reference to Exhibit 10.5 filed on the Company’s Registration Statement on Form S-1/A filed by the Company on July 17, 2020)

10.6	Securities Purchase Agreement, dated July 15, 2020, between the Registrant and Ladenburg Thalmann & Co. Inc. and certain of its employees (incorporated by reference to Exhibit 10.6 filed on the Company’s Registration Statement on Form S-1/A filed by the Company on July 17, 2020)

10.7	Form of Placement Unit Purchase Agreement between the Registrant and Brookline Capital Holdings, LLC (incorporated by reference to Exhibit 10.1 filed on the Company’s Registration Statement on Form S-1/A filed by the Company on January 7, 2021)

10.8	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.8 filed on the Company’s Registration Statement on Form S-1/ A filed by the Company on August 24, 2020)

10.9	Form of Administrative Support Agreement by and between the Registrant and Brookline Capital Markets. (incorporated by reference to Exhibit 10.4 filed on the Company’s Current Report on Form 8-K filed by the Company on February 2, 2021)

10.10†	Stockholder Support Agreement, dated as of March 17, 2022, by and among Brookline Capital Acquisition Corp., Apexigen, Inc. and the other parties thereto (incorporated by reference to Exhibit 10.1 filed on the Company’s Registration Statement on Form S-1/A filed by the Company on January 7, 2021)

10.11†	Registration Rights and Lock-Up Agreement, dated as of March 17, 2022, by and among Brookline Capital Acquisition Corp. and certain stockholders of Apexigen, Inc. named therein (incorporated by reference to Exhibit 10.2 filed on the Company’s Current Report on Form 8-K filed by the Company on March 18, 2022)

10.12	Sponsor Support Agreement, dated as of March 17, 2022, by and among Brookline Capital Acquisition Corp., Apexigen, Inc. and Brookline Capital Holdings, LLC (incorporated by reference to Exhibit 10.3 filed on the Company’s Current Report on Form 8-K filed by the Company on March 18, 2022)

10.13	Form of PIPE Subscription Agreement (incorporated by reference to Exhibit 10.4 filed on the Company’s Current Report on Form 8-K filed by the Company on March 18, 2022)

10.14	Purchase Agreement, dated as of March 17, 2022, by and among Brookline Capital Acquisition Corp., Apexigen, Inc. and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.5 filed on the Company’s Current Report on Form 8-K filed by the Company on March 18, 2022)

10.15	Registration Rights Agreement, dated as of March 17, 2022, by and among Brookline Capital Acquisition Corp., Apexigen, Inc. and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.6 filed on the Company’s Current Report on Form 8-K filed by the Company on March 18, 2022)

14	Form of Code of Ethics (incorporated by reference to Exhibit 14 filed on the Company’s Registration Statement on Form S-1/A filed by the Company on August 24, 2020)

24.1*	Power of Attorney (included in the signature page to this Annual Report on Form 10-K)

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1††	Certification of Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Form of Audit Committee Charter (incorporated by reference to Exhibit 99.1 filed on the Company’s Registration Statement on Form S-1/A filed by the Company on August 24, 2020)

99.2	Form of Compensation Committee Charter (incorporated by reference to Exhibit 99.2 filed on the Company’s Registration Statement on Form S-1/A filed by the Company on August 24, 2020)

101.INS*	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

†
Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation
S-K
Item 601(b)(2). The Registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.

††	Furnished herewith.
*	Filed herewith.
**	Filed with the Company’s Form S-1/A filed with the SEC on January 31, 2021.
***	Incorporated by reference to the Form 8-K filed by the Company with the SEC on March 18, 2022.
ITEM 16.
FORM 10-K
SUMMARY
None.

SIGNATURES
Pursuant to the requirements of the Securities Act of 1933, as amended, the registrant has duly caused this amended Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 7th of April, 2022.

BROOKLINE CAPITAL ACQUISITION CORP.

By:	/s/ Dr. Samuel P. Wertheimer
Name: Dr. Samuel P. Wertheimer Title: Chairman of the Board and Chief Executive Officer
Pursuant to the requirements of the Securities Act of 1933, as amended, this Registration Statement has been signed below by the following persons in the capacities and on the dates indicated.

Name	Position	Date

/s/ Dr. Samuel P. Wertheimer Dr. Samuel P. Wertheimer	Chief Executive Officer and Chairman (principal executive officer)	April 7, 2022

/s/ Patrick A. Sturgeon Patrick A. Sturgeon	Chief Financial Officer (principal financial and accounting officer)	April 7, 2022

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Patrick A. Sturgeon, his true and lawful attorney-in-fact
and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on
Form 10-K,
and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorney-in-fact
and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact
and agent, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on
Form 10-K
has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Samuel P. Wertheimer Samuel P. Wertheimer	Chief Executive Officer and Chairman	April 7, 2022

/s/ Scott A. Katzmann Scott A. Katzmann	President and Director Nominee	April 7, 2022

/s/ Patrick A. Sturgeon Patrick A. Sturgeon	Chief Financial Officer	April 7, 2022

/s/ James N. Hauslein James N. Hauslein	Director Nominee	April 7, 2022

/s/ Elgar Peerschke Elgar Peerschke	Director Nominee	April 7, 2022

/s/ Tito A. Serafini, PhD Tito A. Serafini, PhD	Director Nominee	April 7, 2022

BROOKLINE CAPITAL ACQUISITION CORP.
INDEX TO FINANCIAL STATEMENTS

Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2
BALANCE SHEETS AS OF DECEMBER 31, 2021 AND 2020	F-3
STATEMENTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2021 AND FOR THE PERIOD FROM MAY 27, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020	F-4
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE YEAR ENDED DECEMBER 31, 2021 AND FOR THE PERIOD FROM MAY 27, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020	F-5
STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2021 AND FOR THE PERIOD FROM MAY 27, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020	F-6
NOTES TO FINANCIAL STATEMENTS	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of
Brookline Capital Acquisition Corp.
Opinion on the Financial Statements
We have audited the accompanying balance sheet of Brookline Capital Acquisition Corp. (the “Company”) as of
December 31, 2021 and 2020, the related statements of operations
,
changes in stockholders’ equity and cash flows for the year ended December 31, 2021 and the period from May 27, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and for the period from May 27, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
Explanatory Paragraph — Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination. If the Company is unable to consummate a business combination by May 2, 2022, the Company will be required to liquidate. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result for the outcome to this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
/s/ Marcum
LLP
Marcum
LLP
We have served as the Company’s auditor since 2020.
Houston, TX
April 7, 2022
PCAOB ID NO. 688

BROOKLINE CAPITAL ACQUISITION CORP.
BALANCE SHEETS

	December 31,
	2021	2020
Assets:
Current assets:
Cash	$217,409	$978
Prepaid expenses	13,417	—

Total current assets	230,826	978
Investments held in Trust Account	58,085,333	—
Deferred offering costs associated with the proposed public offering	—	96,274

Total Assets	$58,316,159	$97,252

Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Equity:
Current liabilities:
Accounts payable	$22,553	$—
Accrued expenses	82,500	—
Franchise tax payable	81,650	—
Note payable — related party	—	73,106

Total current liabilities	186,703	73,106
Derivative warrant liabilities	49,660	—

Total liabilities	236,363	73,106
Commitments and Contingencies
Common stock subject to possible redemption ; 5,750,000 shares and none at redemption value of $10.10 per share at December 31, 2021 and 2020, respectively	58,075,000	—
Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at December 31, 2021 and 2020	—	—
Common stock, $0.0001 par value; 25,000,000 shares authorized; 1,684,500 and 1,437,500 shares issued and outstanding at December 31, 2021 and 2020, respectively	168	144
Additional paid-in capital	490,522	25,834
Accumulated deficit	(485,894)	(1,832)

Total stockholders’ equity	4,796	24,146

Total Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Equity	$58,316,159	$97,252

The accompanying notes are an integral part of the financial statements.

BROOKLINE CAPITAL ACQUISITION CORP.
STATEMENTS OF OPERATIONS

	For the year ended December 31, 2021	For the period from May 27, 2020 (inception) through December 31, 2020
General and administrative expenses	$411,006	$1,832
Administrative expenses — related party	110,000	—
Franchise tax expense	82,179	—

Loss from operations	(603,185)	(1,832)
Other income (expense)
Change in fair value of derivative warrant liabilities	109,900	—
Offering costs allocated to private warrants	(1,110)	—
Net gain from investments held in Trust Account	10,333	—

Total other income	119,123	—

Net loss	$(484,062)	$(1,832)

Weighted average shares outstanding — redeemable common stock	5,245,890	—

Basic and diluted net loss per share, redeemable common stock	$(0.07)	$—

Weighted average shares outstanding — non-redeemable common stock	1,646,407	1,250,000

Basic and diluted net loss per share, non-redeemable common stock	$(0.07)	$(0.00)

The accompanying notes are an integral part of the financial statements.

BROOKLINE CAPITAL ACQUISITION CORP.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM MAY 27, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance — May 27, 2020 (inception)	—	$—	$—	$—	$—
Issuance of common stock to Sponsor	1,437,500	144	24,856	—	25,000
Sponsor forfeiture of founder shares	(57,500)	(6)	6	—	—
Issuance of founder shares to affiliates of underwriter	57,500	6	972	—	978
Net loss	—	—	—	(1,832)	(1,832)

Balance — December 31, 2020	1,437,500	$144	$25,834	$(1,832)	$24,146

FOR THE YEAR ENDED DECEMBER 31, 2021

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance — December 31, 2020	1,437,500	$144	$25,834	$(1,832)	$24,146
Fair value of public warrants included in the units sold in the initial public offering	—	—	3,662,750	—	3,662,750
Capital contribution from Sponsor	—	—	286,503	—	286,503
Offering costs associated with public warrants	—	—	(98,200)	—	(98,200)
Sale of units in private placement, less derivative warrant liabilities	247,000	24	2,310,415	—	2,310,439
Remeasurement of common stock subject to possible redemption	—	—	(5,696,780)	—	(5,696,780)
Net loss	—	—	—	(484,062)	(484,062)
Balance — December 31, 2021	1,684,500	$168	$490,522	$(485,894)	$4,796

The accompanying notes are an int
e
gral part of the financial statements.

BROOKLINE CAPITAL ACQUISITION CORP.
STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2021	For the period from May 27, 2020 (inception) through December 31, 2020
Cash Flows from Operating Activities:
Net loss	$(484,062)	$(1,832)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by related party under promissory note	23,373	1,832
Change in fair value of derivative warrant liabilities	(109,900)	—
Offering costs allocated to private warrants	1,110	—
Net gain from investments held in Trust Account	(10,333)	—
Changes in operating assets and liabilities:
Prepaid expenses	(13,417)	—
Account payable	22,553	—
Accrued expenses	37,500	—
Franchise tax payable	81,650	—

Net cash used in operating activities	(451,526)	—

Cash Flows from Investing Activities
Cash deposited in Trust Account	(58,075,000)	—

Net cash used in investing activities	(58,075,000)	—

Cash Flows from Financing Activities:
Repayment of note payable to related party	(116,346)	—
Proceeds from issuance of representative shares	—	978
Proceeds received from initial public offering, gross	57,500,000	—
Proceeds received from private placement	2,470,000	—
Offering costs paid	(1,110,697)	—

Net cash provided by financing activities	58,742,957	978

Net change in cash	216,431	978
Cash — beginning of the period	978

Cash — end of the period	$217,409	$978

Supplemental disclosure of noncash activities:
Offering costs included in accrued expenses	$45,000	$—

Offering costs paid by related party under promissory note	$19,867	$71,274

Deferred offering costs paid by Sponsor in exchange for common stock	$—	$25,000

Remeasurement of common stock subject to possible redemption	$5,696,780	$—

The accompanying notes are an integral part of the financial statements.

BROOKLINE CAPITAL ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
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
As of December 31, 2021, the Company had not yet commenced operations. All activity for the period from May 27, 2020 (inception) through December 31, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and identifying a target Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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

BROOKLINE CAPITAL ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

The Company will provide the holders of Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.10 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). These Public Shares were recorded at a redemption value and classified as temporary equity in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 and a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the Business Combination is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with the Business Combination, the holders of the Founder Shares (as defined in Note 4) prior to this Initial Public Offering (the “Initial Stockholders”) have agreed to vote their Founder Shares and any Public Shares purchased during or after the Initial Public Offering in favor of the Business Combination. In addition, the Initial Stockholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination. The Company has agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of the Sponsor.
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

BROOKLINE CAPITAL ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

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
Going Concern
As of December 31, 2021, the Company had approximately $217,000 in its operating bank account and working capital of approximately $126,000 (not taking into account approximately $82,000 in tax obligations that may be paid using investment income earned in the Trust Account).
The Company’s liquidity needs to date have been satisfied through a payment of $25,000 from the Sponsor to pay for certain offering costs in exchange for issuance of the Founder Shares, the loan under the Note of approximately $116,000 (as defined in Note 4), and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on February 2, 2021. In addition, in order to finance transaction costs in connection with an initial Business Combination, the Company’s officers, directors and initial stockholders may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of December 31, 2021, there were no amounts outstanding under any Working Capital Loans.
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

BROOKLINE CAPITAL ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

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
The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate, May 2, 2022. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern
.
Risks and Uncertainties
Risks and Uncertainties Management continues to evaluate the impact of the
COVID-19
pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target Business Combination, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.
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
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public

BROOKLINE CAPITAL ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. As of December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2021 and 2020.
Investments Held in Trust Account
The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in net gain from investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
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
NOTES TO FINANCIAL STATEMENTS

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
Fair Value of Financial Instruments
As of December 31, 2021 and 2020, the carrying values of cash, prepaid expenses, accounts payable, accrued expenses, franchise tax payable and notes payable to related party approximate their fair values due to the short-term nature of the instruments.
Offering Costs Associated with the Initial Public Offering
Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating
expenses in the statements of operations. Offering costs associated with the Public Shares were charged to the carrying value of the common stock subject to possible redemption upon the completion of the Initial Public Offering.
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
at the end of each reporting period.
The warrants issued in connection with its Initial Public Offering (the “Public Warrants”) are classified as equity. The Private Placement Warrants (as defined in Note 4) are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the Private Placement Warrants as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statements of operations. The fair value of the Private Placement Warrants are measured using a Monte Carlo simulation model.
Common Stock Subject to Possible Redemption
The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC 480. Common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable common stock (including shares of

BROOKLINE CAPITAL ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2021, 5,750,000 shares of common stock subject to possible redemption were presented at their redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.
Under ASC 480, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of the reporting period. This method would view the end of the reporting period as if it were also the redemption date of the security. Effective with the closing of the Initial Public Offering (including the sale of the Over-Allotment Units), the Company recognized the remeasurement from initial book value to redemption amount value. The change in the carrying value of the common stock subject to possible redemption, which resulted in charges against additional paid-in
capital.
Income Taxes
The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense.
There were no unrecognized tax benefits as of December 31, 2021. No amounts were accrued for the payment of interest and penalties at December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
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
The Company has not considered the effect of the Public Warrants and the Private Placement Warrants (as defined in Note 4) to purchase an aggregate of 2,998,500 shares of the Company’s common stock in the calculation of diluted net income (loss) per share, since the exercise of the warrants are contingent upon the

BROOKLINE CAPITAL ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

occurrence of future events and the inclusion of such warrants would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the year ended December 31, 2021. Remeasurement associated with the common stock subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share:

	For the year ended December 31, 2021		For the period from May 27, 2020 (inception) through December 31, 2020
	redeemable	non-redeemable	non-redeemable
Basic and diluted net loss per common share:
Numerator:
Allocation of net loss	(368,431)	(115,631)	(1,832)
Denominator:
Basic and diluted weighted average common shares outstanding	5,245,890	1,646,407	1,250,000

Basic and diluted net loss per common share	$(0.07)	$(0.07)	$(0.00)

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

BROOKLINE CAPITAL ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
In July 2020, the Sponsor forfeited 57,500 Founder Shares for no consideration, and Ladenburg Thalmann & Co. Inc., the representative of the underwriters (“Ladenburg”), and certain of its employees purchased an aggregate of 57,500 shares of common stock (the “Representative Shares”) at an average purchase price of approximately $0.017 per share, for an aggregate purchase price of $977.50.

The Company estimated the aggregate fair value of the Representative Shares to be approximately $288,000 on the date of transfer. The difference in the issuance date estimated fair value of the Representative Shares, compared to the aggregate purchase price, was determined to be an offering cost of the Company in accordance with Staff Accounting Bulletin Topic 5A. Accordingly, the offering cost was allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs related to the Representative Shares amounted to approximately $287,000, of which approximately $269,000 was charged to the initial carrying value of temporary equity related to the common stock subject to redemption and approximately $18,000 was charged to additional paid-in capital related to the Public Warrants.

The Sponsor and Ladenburg agreed to forfeit up to an aggregate of
180,000
Founder Shares and
7,500
Representative Shares, respectively, on a pro rata basis, to the extent that the option to purchase additional units was not exercised in full by the underwriters, so that the Founder Shares and the Representative Shares would represent
20
% of the Company’s issued and outstanding shares after the Initial Public Offering (excluding the Private Placement Units and underlying securities). On February
2
,
2021
, the underwriters fully exercised the over-allotment option; thus, these
187,500
shares were no longer subject to forfeiture.
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

BROOKLINE CAPITAL ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

consummated the Initial Public Offering. The Company borrowed approximately $116,000 under the Note and fully repaid the Note on February 2, 2021.
In addition, in order to finance transaction costs in connection with a Business Combination, the Initial Stockholders may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion (the “Working Capital Loans”). Each loan would be evidenced by a promissory note. The notes will either be paid upon consummation of the initial Business Combination, without interest, or, at the lender’s discretion, up to

$
1.5

million of the notes may be converted upon consummation of the Business Combination into additional Private Placement Units at a conversion price of
$
10.00
per Private Placement Unit. If the Company does not complete a Business Combination, the loans will not be repaid. As of December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Support Agreement
Commencing on the effective date of the Company’s prospectus, the Company agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred $110,000 in administrative expenses-related party in the accompanying statement of operations for the year ended December 31, 2021. There were no expenses incurred for the period from May 27, 2020 (inception) through December 31, 2020. As of December 31, 2021, the Company had $30,000 payable for these services.
Financial Advisory Fees
The Company paid a fee of $25,000 to its Chief Financial Officer in February 2021 for financial advisory services to the Company. The Company in the future may pay Brookline Capital Markets (“Brookline”) or its affiliates, partners or employees, a fee for financial advisory services rendered in connection with the Company’s identification, negotiation and consummation of an initial Business Combination. The amount of any fee paid to Brookline or its affiliates, partners or employees, will be based upon the prevailing market rates for similar services for such transactions at such time.
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

BROOKLINE CAPITAL ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
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

BROOKLINE CAPITAL ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

30-trading
day period commencing once the Public Warrants become exercisable and ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrantholders.

•
if, and only if, there is a current registration statement in effect with respect to the shares of common stock underlying such Public Warrants at the time of redemption and for the entire
30
-day
trading period referred to above and continuing each day thereafter until the date of redemption.

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
NOTE 7 — COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION

The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 25,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. As of December 31, 2021, there were 7,434,500 shares of common stock outstanding, of which 5,750,000 shares were subject to possible redemption and classified outside of permanent equity in the balance sheets.
The common stock subject to possible redemption reflected on the balance sheet is reconciled on the following table:

Gross proceeds	$57,500,000
Less:
Proceeds allocated to public warrants	(3,662,750)
Common stock issuance costs	(1,459,030)
Plus:
Remeasurement of carrying value to redemption value	5,696,780

Common stock subject to possible redemption	$58,075,000

NOTE 8 — STOCKHOLDERS’ EQUITY
Preference Shares-
The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. At December 31, 2021 and 2020, there were no preference shares issued or outstanding.
Common Shares-
The Company is authorized to issue 25,000,000 common shares with a par value of $0.0001 per share. As of December 31, 2021 and 2020, there were 1,684,500 and 1,437,500 shares of common stock issued and outstanding, excluding 5,750,000 and
-0-
shares of common stock subject to possible redemption. See Note 7.
Of the 7,434,500 shares of common stock outstanding, up to 187,500 of these shares held by the Sponsor were subject to forfeiture by the Sponsor on a pro rata basis depending on the extent to which the underwriters’ over-allotment option was exercised in full by the underwriters, so that the Founder Shares and the
Representative

BROOKLINE CAPITAL ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

Shares would represent
20
% of the Company’s issued and outstanding shares after the Initial Public Offering (excluding the Private Placement Units and underlying securities). On February 2, 2021, the underwriters fully exercised the over-allotment option; thus, these 187,500 shares were no longer subject to forfeiture.

NOTE 9 — FAIR VALUE MEASUREMENTS
The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2021 by level within the fair value hierarchy:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets — Investments held in Trust Account:
Mutual funds	$12,076	$—	$—
U.S. Treasury Securities	$58,073,257	$—	$—
Liabilities:
Derivative warrant liabilities — Private	$—	$—	$49,660
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers between levels of the fair value hierarchy during the year ended December 31, 2021.
Level 1 assets include investments in mutual funds invested in government securities and U.S. Treasury Securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.
The fair value of the Private Placement Warrants are measured using a Monte Carlo simulation. For the year ended December 31, 2021, the Company incurred a non-operating
gain resulting from a decrease in the fair value of derivative warrant liabilities of approximately $110,000, which is presented as change in fair value of derivative warrant liabilities on the accompanying statements of operations.
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
The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	As of February 2, 2021	As of December 31, 2021
Volatility	24.1%	7.2%
Stock price	$9.36	$10.01
Expected life of the options to convert	5.92	5.5
Risk-free rate	0.57%	1.31%
Dividend yield	0.0%	0.0%

BROOKLINE CAPITAL ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the year ended December 31, 2021 is summarized as follows:

Level 3 — Derivative warrant liabilities at January 1, 2021	$—
Issuance of Private Warrants	159,560
Change in fair value of derivative warrant liabilities	(109,900)

Level 3 — Derivative warrant liabilities at December 31, 2021	$49,660

NOTE 10 — INCOME TAXES
The Company’s taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative expenses are generally considered start-up
costs and are not currently deductible. There was no income tax expense for the year ended December 31, 2021 and for the period from May 27, 2020 (inception) through December 31, 2020.
The income tax provision (benefit) consists of the following for the year ended December 31, 2021:

December 31, 2021
Current
Federal	$—
State	—
Deferred
Federal	(124,499)
State	—
Valuation allowance	124,499

Income tax provision	$—

The Company’s net deferred tax assets are as follows as of December 31, 2021:

December 31, 2021
Deferred tax assets:
Start-up/Organization costs	$109,411
Net operating loss carryforwards	15,088

Total deferred tax assets	124,499
Valuation allowance	(124,499)

Deferred tax asset, net of allowance	$—

As of December 31, 2021, the Company has approximately $72,000 of U.S. federal net operating loss carryovers, which do not expire, and no state net operating loss carryovers available to offset future taxable income.
In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary

F-2
0

BROOKLINE CAPITAL ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. At December 31, 2021, the
change in
valuation

allowance was $124,499.
A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate (benefit) is as follows for the year ended December 31, 2021:

December 31, 2021
Statutory Federal income tax rate	21.0%
Meals & entertainment	0.0%
Financing costs	0.0%
Change in fair value of warrant liabilities	4.8%
Change in Valuation Allowance	(25.8)%

Income Taxes Benefit	0.0%

The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company’s tax returns since inception remain open to examination by the taxing authorities. The Company considers New York to be a significant state tax jurisdiction.
NOTE 11 — SUBSEQUENT EVENTS
Management has evaluated subsequent events and transactions that occurred after the balance sheet date through the date the financial statements were issued. Based upon this review, except as noted below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.
Proposed Business Combination
On March 17, 2022, the Company executed a Business Combination Agreement (the “Business Combination Agreement”), with Project Barolo Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”), and Apexigen, Inc., a Delaware corporation (“Apexigen”) (the transactions contemplated by the Business Combination Agreement, the “Business Combination”).
Pursuant to the terms of the Business Combination Agreement, the Company will acquire Apexigen through the merger of Merger Sub with and into Apexigen, with Apexigen surviving the merger (the “Surviving Corporation”) as a wholly owned subsidiary of the Company (the “Merger”). At the effective time of the Merger (the “Effective Time”), each share of Apexigen capital stock, par value $0.001 per share (collectively, “Apexigen Capital Stock”), issued and outstanding immediately prior to the Effective Time (including shares of Apexigen Capital Stock issued upon the exercise or conversion of options, preferred stock, and warrants prior to the Effective Time, but excluding any shares for which appraisal rights have been exercised and perfected pursuant to the Business Combination Agreement) will be cancelled and converted into the right to receive shares of common stock, par value $0.0001 per share, of the Company (“Common Stock”) equal to the Exchange Ratio (the “Per Share Merger Consideration”). The “Exchange Ratio” means the quotient of (a) the Aggregate Closing Merger Consideration divided by (b) the Company Fully Diluted Capital Stock. The “Aggregate Closing Merger Consideration” means a number of shares of Common Stock equal to the quotient of (a) the Aggregate Closing Merger Consideration Value divided by (b) $10.00. The “Aggregate Closing Merger Consideration Value”

BROOKLINE CAPITAL ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

means (a) $205,000,000, plus (b) the sum of the exercise prices of all Apexigen Options (as defined below) outstanding immediately prior to the Effective Time. The Company Fully Diluted Capital Stock means, without duplication, the sum of (a) the aggregate number of shares of Apexigen Capital Stock that are issued and outstanding as of immediately prior to the Effective Time (including shares issued upon the exercise or conversion of Apexigen Options and warrants of Apexigen, in each case prior to the Effective Time, (b) the aggregate number of shares of Apexigen Common Stock (as defined below) issuable upon conversion of all issued and outstanding shares of preferred stock of Apexigen immediately prior to the Effective Time, (c) the aggregate number of shares of Apexigen Capital Stock issuable upon full exercise or conversion of all Apexigen Options and warrants to purchase Apexigen Capital Stock (“Apexigen Warrants”) outstanding as of immediately prior to the Effective Time, in each case, on a fully-diluted, as converted-to-Apexigen
Common Stock basis.

In addition, at the Effective Time, each outstanding option to purchase shares of Apexigen common stock, par value $0.001 per share (“Apexigen Common Stock,” and each such option, a “Apexigen Option”), whether vested or unvested, will be assumed by the Company and converted into an option to purchase a number of shares of Common Stock (such option, an “Exchanged Option”) equal to the product (rounded down to the nearest whole number) of (x) the number of shares of Apexigen Common Stock subject to such Apexigen Option immediately prior to the Effective Time and (y) the Exchange Ratio, at an exercise price per share (rounded up to the nearest whole cent) equal to the quotient of (A) the exercise price per share of such Apexigen Option immediately prior to the Effective Time divided by (B) the Exchange Ratio. Except as specifically provided above or as agreed to in writing with any holder of an Apexigen Option, following the Effective Time, each Exchanged Option will continue to be governed by the same vesting and exercisability terms and otherwise substantially similar terms and conditions as were applicable to the corresponding former Apexigen Option immediately prior to the Effective Time.
The closing of the Business Combination (the “Closing”) will occur as promptly as practicable, but in no event later than three Business Days, after the satisfaction or, if permissible, waiver of the conditions set forth in the Business Combination Agreement. The Closing is not assured and is subject to significant risks and uncertainties (see “
Risk Factors - Risks Relating to our Search for, Consummation of, or
Inability to Consummate, a Business Combination and Post-Business
Combination Risks
”). The accounting treatment for the Business combination is still under evaluation and has not yet been determined.
Pursuant to the terms of the Business Combination Agreement, the Company is required to use its reasonable best efforts to cause the Common Stock to be issued in connection with the Business Combination to be approved for listing on the Nasdaq Stock Market LLC at the time of the Closing.
Upon the Closing of the Business Combination, the Company will be renamed “Apexigen, Inc.” (the “Post-Combination Company”).
The Business Combination Agreement contains customary representations and warranties of the parties thereto with respect to, among other things, (a) entity organization, formation and authority, (b) capitalization, (c) authorization to enter into the Business Combination Agreement, (d) licenses and permits, (e) taxes, (f) financial statements, (g) real property, (h) material contracts, (i) title to assets, (j) absence of changes, (k) employee matters, (l) compliance with laws, (m) litigation, (n) transactions with affiliates and (o) regulatory matters.
The Business Combination Agreement includes customary covenants of the parties with respect to the operation of their respective businesses prior to the consummation of the Business Combination and efforts to satisfy the conditions to consummation of the Business Combination. The Business Combination Agreement also contains additional covenants of the parties, including, among others, covenants providing for the Company and

BROOKLINE CAPITAL ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

Apexigen to use their reasonable best efforts to obtain all permits, consents, approvals, authorizations, qualifications and orders of Governmental Authorities and parties to contracts with Apexigen and its subsidiaries as set forth in the Business Combination Agreement necessary for the consummation of the Business Combination and to fulfill the conditions to the Merger, and for the preparation and filing of a registration statement on Form
S-4
relating to the Merger and containing a proxy statement of the Company.
In connection with the Merger, in addition to the assumption of the 2010 Equity Stock Incentive Plan of Apexigen, the 2020 Equity Incentive Plan of Apexigen and the Exchanged Options as provided in the Business Combination Agreement, the Company will adopt, prior to the Closing and subject to the approval of the stockholders of the Company, an equity incentive award plan (the “Equity Plan”) for the Post-Combination Company with an award pool of Common Stock equal to (i) twelve percent (12%) of the number of shares of Common Stock outstanding as of immediately after the Effective Time (rounded up to the nearest whole share), plus (ii) the number of shares of Common Stock added pursuant to automatic annual increases to such share reserve, beginning with the 2023 fiscal year of the Post-Combination Company, with the number of shares added to the share reserve pursuant to each such annual increase equal to the lesser of (x) fifteen percent (15%) of the outstanding shares of the Post-Combination Company’s capital stock outstanding as of immediately after the Effective Time (rounded up to the nearest whole share), (y) five percent (5%) of the total number of shares of all classes of Common Stock outstanding on the last day of the immediately preceding fiscal year of the Post-Combination Company, and (z) a lesser number of shares of Common Stock determined by the administrator of the Equity Plan no later than the last day of the immediately preceding fiscal year of the Post-Combination Company.
In addition, the Company will adopt, prior to Closing and subject to the approval of the stockholders of the Company, an employee stock purchase plan for the Post-Combination Company with a number of shares of Common Stock reserved for issuance equal to (i) one and two-tenths
percent (1.2%) of the fully diluted shares of Common Stock outstanding as of immediately after the Effective Time (rounded up to the nearest whole share), plus (ii) shares added pursuant to automatic annual increases to such share reserve, beginning with the 2023 fiscal year of the Post-Combination Company, with the number of shares added to the share reserve pursuant to each such annual increase equal to the lesser of (x) two and one-half
percent (2.5%) of the outstanding shares of the Post-Combination Company’s capital stock outstanding as of immediately after the Effective Time (rounded up to the nearest whole share), (y) one percent (1%)
of the total number of shares of all classes of Common Stock outstanding on the last day of the immediately preceding fiscal year of the Post-Combination Company, and (z) a lesser number of shares of Common Stock determined by the administrator of such plan no later than the last day of the immediately preceding fiscal year of the Post-Combination Company.

The consummation of the Business Combination is subject to the receipt of the requisite approval of the stockholders of each of the Company and Apexigen, and the fulfillment of certain other conditions, as described in greater detail below. Under the terms of the Business Combination Agreement, the obligations of Apexigen, the Company and Merger Sub to consummate the Business Combination, including the Merger, are subject to the satisfaction or waiver (where permissible) at or prior to the Closing of the following conditions: (i) the Written Consent of the stockholders of Apexigen shall have been delivered to the Company; (ii) the the Company Proposals shall have been approved and adopted by the requisite affirmative vote of the stockholders of the Company in accordance with the Proxy Statement, the DGCL, the the Company Organizational Documents and the rules and regulations of the Nasdaq Stock Market LLC; (iii) all required filings under the Hart-Scott-Rodino Antitrust Improvements Act of 1979, as amended (the “HSR Act”) shall have been completed and any applicable waiting period (and any extension thereof) applicable to the consummation of the Business Combination under the HSR Act shall have expired or been terminated, and any pre-Closing
approvals or clearances reasonably required thereunder shall have been obtained; (iv) no Governmental Authority shall have enacted, issued, promulgated, enforced or entered any Law, rule, regulation, judgment, decree, executive order or award which is

BROOKLINE CAPITAL ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

then in effect and has the effect of making the Business Combination illegal or otherwise prohibiting consummation of the Business Combination; (v) all consents, approvals and authorizations set forth in the Business Combination Agreement shall have been obtained from and made with all Governmental Authorities; (vi) the Registration Statement shall have been declared effective under the Securities Act, no stop order suspending the effectiveness of the Registration Statement shall be in effect, and no proceedings for purposes of suspending the effectiveness of the Registration Statement shall have been initiated or threatened by the SEC; and (vii) upon the Closing, and after giving effect to the Redemption Rights, the Company shall have net tangible assets of at least $
5,000,001
(excluding assets of Apexigen).
Additionally, under the terms of the Business Combination Agreement, the obligations of the Company and Merger Sub to consummate the Business Combination, including the Merger, are subject to the satisfaction or waiver (where permissible) at or prior to the Closing of, among other customary closing conditions, the following conditions: (i) no Company Material Adverse Effect shall have occurred between the date of the Business Combination Agreement and the Closing Date; (ii) the PIPE Subscription Agreements shall be in full force and effect and nothing shall exist that would impair the Private Placements occurring in connection with the Closing to the extent not yet having been consummated; and (iii) the Equity Purchase Agreement shall be in full force and effect and nothing shall exist that would materially impair the equity line of credit from being available to the Company in accordance with its terms following the Closing.
Additionally, under the terms of the Business Combination Agreement, the obligations of Apexigen to consummate the Business Combination, including the Merger, are subject to the satisfaction or waiver (where permissible) at or prior to the Closing of, among other customary closing conditions, the following conditions: (i) no the Company Material Adverse Effect shall have occurred between the date of this Agreement and the Closing Date; (ii) a supplemental listing application shall have been filed with the Nasdaq Stock Market LLC, as of the Closing Date, to list the shares constituting the Aggregate Closing Merger Consideration; (iii) the Subscription Agreements shall be in full force and effect and nothing shall exist that would impair the Private Placements occurring in connection with the Closing to the extent not yet having been consummated; and (iv) the Equity Purchase Agreement shall be in full force and effect and nothing shall exist that would materially impair the equity line of credit from being available to the Surviving Corporation in accordance with its terms following the Closing.
The Business Combination Agreement allows the parties to terminate the agreement if certain conditions described in the Business Combination Agreement are satisfied, including if the Effective Time has not occurred by October 31, 2022 (the “Outside Date”). Additionally, under the Business Combination Agreement, the Company is allowed to terminate the Business Combination Agreement if Apexigen fails to deliver (a) the
Stockholder Support Agreement (as defined below) signed by the holders of at least
50.1
% of the Apexigen Capital Stock within
30
days of the date of the Business Combination Agreement or (b) the Written Consent of the stockholders of Apexigen at least ten
(10)
 Business Days prior to the BCAC Stockholders’ Meeting.
Stockholder Support Agreement
The Company, Apexigen and the Key Company Stockholders, concurrently with the execution and delivery of the Business Combination Agreement, have entered into the Stockholder Support Agreement (the “Stockholder Support Agreement”), pursuant to which such Key Company Stockholders have agreed, among other things, to vote all of their shares of Apexigen Capital Stock in favor of the Business Combination Agreement and the Business Combination, including the Merger. The foregoing description of the Stockholder Support Agreement and the transactions contemplated thereby is not complete and is subject to, and qualified in its entirety by reference to, the actual agreement, a copy of which is filed with this Current Report as Exhibit 10.1, and the terms of which are incorporated herein by reference.

BROOKLINE CAPITAL ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
Registration Rights and
Lock-Up
Agreement
Concurrently with the execution and delivery of the Business Combination Agreement, the Company and certain stockholders of Apexigen (the “Holders”) have entered into a Registration Rights and
Lock-Up
Agreement (the “Registration Rights and
Lock-Up
Agreement”). Pursuant to the terms of the Registration Rights and
Lock-Up
Agreement, the Company will be obligated to file a registration statement to register the resale of certain shares of Common Stock held by the Holders. In addition, pursuant to the terms of the Registration Rights and
Lock-Up
Agreement and subject to certain requirements and customary conditions, including with regard to the number of demand rights that may be exercised, the Holders may demand at any time or from time to time, that the Post-Combination Company file a registration statement on Form
S-1
or Form
S-3
to register certain shares of Common Stock held by such Holders. The Registration Rights and
Lock-Up
Agreement will also provide the Holders with “piggy-back” registration rights, subject to certain requirements and customary conditions.
In addition, subject to certain exceptions, each of the Holders will not Transfer (as such term is defined in the Registration Rights and
Lock-Up
Agreement) (A) half of any shares of the Company Securities (as such term is defined in the Registration Rights and
Lock-Up
Agreement) beneficially owned or otherwise held by such Holder until the earlier of (i) six (6) months after the date of the Closing or (ii) the date on which, subsequent to the Business Combination, the reported closing price of one share of Common Stock quoted on Nasdaq, or the NYSE or NYSE American, as applicable, equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like occurring after the Closing) for any 20 trading days within any 30 trading day period commencing after the Closing, and (B) for the remaining half of any such shares of the Company Securities beneficially owned or otherwise held by such Holder until the date that is six (6) months after the date of the Closing; or, in either case, the date following the completion of the Business Combination on which the Post-Combination Company completes a liquidation, merger, stock exchange or other similar transaction that results in all of the Post-Combination Company’s stockholders having the right to exchange their shares of the Company Securities for cash, securities or other property.
Sponsor Support Agreement
The Company and the Sponsor, concurrently with the execution and delivery of the Business Combination Agreement, have entered into the Sponsor Support Agreement (the “Sponsor Support Agreement”), pursuant to which the Sponsor has agreed, among other things, (A) to vote (or execute and return an action by written consent), or cause to be voted at the BCAC Stockholders’ Meeting (or validly execute and return and cause such consent to be granted with respect to), all of its shares of Common Stock in favor of the approval and adoption of the Business Combination Agreement and approval of the Business Combination, including the Merger, (B) to comply with the lock-up
provisions provided for in the Letter Agreement previously entered into between the Company and the Sponsor, and (C) to forfeit certain shares of Common Stock held by the Sponsor in the event the BCAC Related Funds Amount at Closing is less than twenty million dollars
($20,000,000). The foregoing description of the Sponsor Support Agreement and the transactions contemplated thereby is not complete and is subject to, and qualified in its entirety by reference to, the actual agreement, a copy of which is filed with this Current Report as Exhibit 10.3, and the terms of which are incorporated herein by reference.
PIPE Subscription Agreement
In connection with the execution of the Business Combination Agreement, the Company entered into subscription agreements (the “PIPE Subscription Agreements”), dated as of March 17, 2022, with certain investors (the “PIPE Investors”), pursuant to which, among other things, the Company agreed to issue and sell, in a private placement to close immediately prior to or concurrently with, and contingent upon, the Closing, units consisting of shares of Common Stock, together with a warrant to purchase shares of Common Stock for a half

BROOKLINE CAPITAL ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

share of Common Stock per unit, at a purchase price of at least fifteen million dollars ($15,000,000) (and at a $10.00 per unit price) to the PIPE Investors. The obligations to consummate the subscription are conditioned upon, among other things, all conditions precedent to the closing of the transactions contemplated by the Business Combination Agreement having been satisfied or waived, and the closing of the transaction contemplated by the PIPE Subscription Agreement occurring concurrently with the closing of the transactions contemplated by the Business Combination Agreement. The foregoing description of the PIPE Subscription Agreement and the transactions contemplated thereby is not complete and is subject to, and qualified in its entirety by reference to, the agreed upon form of PIPE Subscription Agreement, a copy of which is filed with this Current Report as Exhibit 10.4, and the terms of which are incorporated herein by reference.
Equity Line of Credit Purchase Agreement and Registration Rights Agreement
In connection with the execution of the Business Combination Agreement, the Company, Apexigen and Lincoln Park Capital Fund, LLC (“Lincoln Park”) have concurrently entered into a Purchase Agreement dated March 17, 2022 (the “Purchase Agreement”) to establish an equity line of credit. In conjunction with the entry into the Purchase Agreement, the Company, Apexigen and Lincoln Park have also entered into a Registration Rights Agreement dated March 17, 2022 (the “Registration Rights Agreement”).
Pursuant to the terms of the Purchase Agreement, following consummation of the Merger and upon satisfaction of the conditions set forth in the Purchase Agreement, the Post-Combination Company has the right, but not the obligation, to direct Lincoln Park by delivering a notice (the “Regular Purchase Notice”) to purchase up to five hundred thousand dollars ($500,000) of Common Stock (the “Regular Purchase Share Limit”), at the lower of (a) the lowest trading price of the Common Stock on Nasdaq on the date of purchase and (b) the arithmetic average of the three (3) lowest closing sales prices of the Common Stock on the Nasdaq during the ten (10) business days ending on the business day immediately preceding the date of purchase; provided, however, that (i) the Regular Purchase Share Limit shall be increased to up to seven hundred fifty thousand dollars ($750,000) of Common Stock if the closing price of the Common Stock on Nasdaq is not below $
10.00
on the date of purchase (as appropriately adjusted for any reorganization, recapitalization, non-cash
dividend, stock split, reverse stock split or other similar transaction), and (ii) the Regular Purchase Share Limit shall be increased to up to one million dollars ($1,000,000) of Common Stock if the closing price of the Common Stock on Nasdaq is not below $12.50 on the date of purchase. The Post-Combination Company may direct Lincoln Park to make such purchases as often as every business day so long as (x) the closing price of the Common Stock is not less than $3.00 (as adjusted for any reorganization, recapitalization, non-cash
dividend, stock split, reverse stock split
or other similar transaction, in which case the price shall mean the lower of such price and $3.00), and (y) the Post-Combination Company has not failed to deliver freely tradeable shares of Common Stock for all other purchases under the Purchase Agreement. Any such purchase made as described in this paragraph shall be referred to as a “Regular Purchase.”
In addition to Regular Purchases, following consummation of the Merger and upon satisfaction of the conditions set forth in the Purchase Agreement, on the same business day as a Regular Purchase Notice is delivered to Lincoln Park, the Post-Combination Company has the right, but not the obligation, to direct Lincoln Park to purchase additional shares of Common Stock (an “Accelerated Purchase”) in an amount equal to the Accelerated Purchase Share Amount (as hereinafter defined) at a price equal to ninety-five percent (95%)
of the lower of (i) the volume weighted-average price (“VWAP”) for the period beginning at 9:30:01 a.m., Eastern time, on the applicable date of purchase, or such other time publicly announced by Nasdaq as the official open of trading on such market on such date, and ending at the earlier of (A) 4:00 p.m., Eastern time, on such date, (B) such time, from and after the time requested for such purchase, that the total number (or volume) of shares of Common Stock traded on Nasdaq has exceeded that number of shares of Common Stock equal to (i) the applicable Accelerated Purchase Share Amount (as hereinafter defined), divided by 30%, and (C) such time that the sale price on Nasdaq on such date has fallen below any minimum per share price threshold set forth in the

BROOKLINE CAPITAL ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

applicable notice from the Post-Combination Company, and (ii) the closing sale price of the Common Stock on such date of purchase. The “Accelerated Purchase Share Amount” means the number of shares of Common Stock not exceeding the lesser of (a) 300% of the number of shares of Common Stock directed by the Post-Combination Company to be purchased by Lincoln Park pursuant to the corresponding Regular Purchase Notice for the corresponding Regular Purchase, and (b) an amount equal to (x) 30% multiplied by (y) the total number of shares of Common Stock traded on Nasdaq during the period on the applicable purchase date beginning at the time on the date of such purchase that trading of such shares commences and ending at the time at which the sale price for such shares of Common Stock has fallen below any minimum share price threshold set forth in the purchase notice provided by the Post-Combination Company.
Beginning one business day after consummation of the Merger, in addition to Regular Purchases and Accelerated Purchases, the Company shall also have the right, but not the obligation, to direct Lincoln Park to purchase additional shares of Common Stock (an “Additional Accelerated Purchase”) in an amount equal to the Additional Accelerated Purchase Share Amount (as hereinafter defined) at a price equal to ninety-five percent (95%) of the lower of (i) the VWAP for the period on the applicable date of purchase beginning (the “Additional Accelerated Purchase Commencement Time”) at the latest of (A) the time at which the sale price for any corresponding Accelerated Purchase has fallen below any minimum share price threshold set forth in the purchase notice provided by the Post-Combination Company for such Acceleration Purchase, (B) the applicable Additional Accelerated Purchase Termination Time with respect to the most recently completed prior Additional Accelerated Purchase on such date, as applicable, and (C) the time at which all shares of Common Stock subject to any prior Accelerated Purchases and Additional Accelerated Purchases (including those effected on the same business day) have been received by Lincoln Park and are freely tradeable, and ending (the “Additional Accelerated Purchase Termination Time”) on the earliest of (X) 4:00 p.m. Eastern time on such date or such other time publicly announced by Nasdaq as the official close of trading on such date, (Y) such time that the total number (or volume) of shares of Common Stock traded on Nasdaq has exceeded the number of shares of Common Stock equal to the amount of shares to be purchased pursuant to the applicable request by the Post-Combination Company hereunder divided by 30%, and (Z) such time that the sale price for the Common Stock on Nasdaq has fallen below any minimum share price threshold set forth in the applicable purchase notice provided by the Company. The “Additional Accelerated Purchase Share Amount” means the number of shares of Common Stock directed by the Company to be purchased by Lincoln Park under this paragraph which shall not exceed the lesser of (1) 300% of the number of shares of Common Stock directed by the Post-Combination Company to be purchased by Lincoln Park as a Regular Purchase on such date, and (2) an amount equal to 30% multiplied by the total number of shares of Common Stock traded on Nasdaq during the period on such date beginning at the Additional Accelerated Purchase Commencement Time for such Additional Accelerated Purchase and ending at the Additional Accelerated Purchase Termination Time for such Additional Accelerated Purchase.

Notwithstanding anything to the contrary in the Purchase Agreement, Lincoln Park shall not be required to purchase or acquire any shares of Common Stock under the Purchase Agreement which would, when aggregated with all other shares of Common Stock beneficially owned by Lincoln Park and its affiliates, result in the beneficial ownership by Lincoln Park and its affiliates of more than 4.99% of the then issued and outstanding shares of Common Stock.
In consideration for entering into the Purchase Agreement, the Post-Combination Company is required to issue to Lincoln Park, on the date of the Closing, 150,000 shares of Common Stock, and on the date that is ninety (90) days after the Closing, $1,500,000 of shares of Common Stock at a price equal to the arithmetic average of the closing sale price for the Common Stock on Nasdaq during the ten (10) consecutive business days immediately preceding the issuance of such shares; provided, that in no event shall the amount of such shares exceed 500,000. Pursuant to the terms of the Registration Rights Agreement, a copy of which is filed herewith as Exhibit 10.6, within thirty (30)
days of the Closing, the Post-Combination Company shall file with the SEC a

BROOKLINE CAPITAL ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
new registration statement covering the resale of any shares of Common Stock purchased or otherwise acquired by Lincoln Park under the terms of the Purchase Agreement.
The proceeds received by the Post-Combination Company from Lincoln Park under the Purchase Agreement may be used for any corporate purpose at the sole discretion of the Post-Combination Company. The Post-Combination Company is further prohibited from effecting or entering into an agreement to effect any issuance by the Post-Combination Company or any of its subsidiaries of Common Stock involving an equity line of credit or substantially similar transaction whereby an investor is irrevocably bound to purchase securities over a period of time from the Post-Combination Company at a price based on the market price of the Common Stock at the time of purchase. The Purchase Agreement shall automatically terminate on the date that the Post-Combination Company sells shares of Common Stock to Lincoln Park in an aggregate amount of $
50,000,000
, or if the Business Combination Agreement is terminated or the Merger is not consummated by the Outside Date. The Purchase Agreement may also be terminated in certain circumstances, including in connection with a bankruptcy filing by the Post-Combination Company or at any time after the Closing by the Post-Combination Company.