Form 10-Q
period 2022-03-31
Brookline Capital Acquisition Corp.
filed 2022-05-23
CIK 1814140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANG-E ACT OF 1934
For the quarterly period ended March 31, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to
Commission File
No. 001-39488

BROOKLINE CAPITAL ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware	85-1260244
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

280 Park Avenue, Suite 43W New York, New York	10017
(Address of principal executive offices)	(Zip Code)
(646)
643-6716
(Registrant’s telephone number, including area code)
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
Yes  ☒
No
  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes
  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
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
As of May
20
, 2022,
 a total of
6,746,092
shares of common stock, par value $0.0001 per share, were issued and outstanding.

BROOKLINE CAPITAL ACQUISITION CORP.
Quarterly Report on
Form 10-Q

1

PART I—FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements.
BROOKLINE CAPITAL ACQUISITION CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)

Assets:
Current assets:
Cash	$93,320	$217,409
Prepaid expenses	97,710	13,417

Total current assets	191,030	230,826
Investments held in Trust Account	58,087,529	58,085,333

Total Assets	$58,278,559	$58,316,159

Liabilities, Common Stock Subject to Possible Redemption and Stockholders' Equity (Deficit):
Current liabilities:
Accounts payable	$108,606	$22,553
Accrued expenses	2,333,439	52,500
Accrued expenses - related party	60,000	30,000
Franchise tax payable	101,876	81,650

Total current liabilities	2,603,921	186,703
Derivative warrant liabilities	52,500	49,660

Total liabilities	2,656,421	236,363
Commitments and Contingencies
Common stock subject to possible redemption, $0.0001 par value; 5,750,000 shares and none at $10.10 per share at March 31, 2022 and December 31, 2021	58,075,000	58,075,000
Stockholders' Equity (Deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 25,000,000 shares authorized; 1,684,500 shares issued and outstanding at March 31, 2022 and December 31, 2021	168	168
Additional paid-in capital	490,522	490,522
Accumulated deficit	(2,943,552)	(485,894)

Total stockholders' equity (deficit)	(2,452,862)	4,796

Total Liabilities, Common Stock Subject to Possible Redemption and Stockholders' Equity (Deficit)	$58,278,559	$58,316,159

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROOKLINE CAPITAL ACQUISITION CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended March 31,
	2022	2021
General and administrative expenses	$2,406,788	$81,547
Administrative expenses—related party	30,000	20,000
Franchise tax expense	20,226	21,142

Loss from operations	(2,457,014)	(122,689)
Other income (expense)
Change in fair value of derivative warrant liabilities	(2,840)	(49,160)
Net gain from investments held in Trust Account	2,196	1,850

Total other income (expense)	(644)	(47,310)

Net loss	$(2,457,658)	$(169,999)

Weighted average shares outstanding—redeemable common stock	5,750,000	3,705,556

Basic and diluted net loss per share, redeemable common stock	$(0.33)	$(0.03)

Weighted average shares outstanding—non-redeemable common stock	1,684,500	1,530,011

Basic and diluted net loss per share, non-redeemable common stock	$(0.33)	$(0.03)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROOKLINE CAPITAL ACQUISITION CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
For The Three Months Ended March 31, 2022

	Common Stock		Additional Paid-	Accumulated	Total Stockholders’
	Shares	Amount	In Capital	Deficit	Equity (Deficit)
Balance—December 31, 2021	1,684,500	$168	$490,522	$(485,894)	$4,796
Net loss	—	—	—	(2,457,658)	(2,457,658)

Balance—March 31, 2022 (Unaudited)	1,684,500	$168	$490,522	$(2,943,552)	$(2,452,862)

For The Three Months Ended March 31, 2021

					Total
	Common Stock		Additional Paid-	Accumulated	Stockholders’
	Shares	Amount	In Capital	Deficit	Equity
Balance—December 31, 2020	1,437,500	$144	$25,834	$(1,832)	$24,146
Fair value of public warrants included in the units sold in the initial public offering	—	—	3,662,750	—	3,662,750
Capital contribution from Sponsor	—	—	286,503	—	286,503
Offering costs associated with public warrants	—	—	(98,200)	—	(98,200)
Sale of units in private placement, less derivative warrant liabilities	247,000	24	2,310,415	—	2,310,439
Remeasurement of common stock subject to possible redemption	—	—	(5,696,780)	—	(5,696,780)
Net loss	—	—	—	(169,999)	(169,999)

Balance—March 31, 2021	1,684,500	$168	$490,522	$(171,831)	$318,859

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROOKLINE CAPITAL ACQUISITION CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(2,457,658)	$(169,999)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by related party under promissory note	—	23,373
Change in fair value of derivative warrant liabilities	2,840	49,160
Net gain from investments held in Trust Account	(2,196)	(1,850)
Changes in operating assets and liabilities:
Prepaid expenses	(84,293)	(186,240)
Account payable	86,053	7,029
Accrued expenses	2,310,939	10,000
Franchise tax payable	20,226	20,613

Net cash used in operating activities	(124,089)	(247,914)

Cash Flows from Investing Activities
Cash deposited in Trust Account	—	(58,075,000)

Net cash used in investing activities	—	(58,075,000)

Cash Flows from Financing Activities:
Repayment of note payable to related party	—	(116,346)
Proceeds received from initial public offering, gross	—	57,500,000
Proceeds received from private placement	—	2,470,000
Offering costs paid	—	(1,110,697)

Net cash provided by financing activities	—	58,742,957

Net change in cash	(124,089)	420,043
Cash—beginning of the period	217,409	978

Cash—end of the period	$93,320	$421,021

Supplemental disclosure of noncash activities:
Offering costs included in accrued expenses	$—	$45,000

Offering costs paid by related party under promissory note	$—	$19,867

Remeasurement of common stock subject to possible redemption	$—	$5,696,780

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROOKLINE CAPITAL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Description of Organization and Business Operations
Brookline Capital Acquisition Corp. (the “Company”) is a newly organized blank check company incorporated in Delaware and formed for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (“Business Combination”). The Company has identified Apexigen Inc. (“Apexigen) as its Business Combination target. Apexigen is an emerging growth life sciences company focused on discovering and developing innovative therapeutic antibodies against cancer.
As of March 31, 2022, the Company had not yet commenced operations. All activity for the period from May 27, 2020 (inception) through March 31, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and identifying a target Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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

Notwithstanding the foregoing, the Company’s Amended and Restated Certificate of Incorporation provide
s
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
In the Amended and Restated Certificate of Incorporation (as amended), if a Business Combination has not been consummated within
16
months from the closing of the Initial Public Offering, or
June 2, 2022, or thereafter on a monthly basis up to November
2, 2022 (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes (less up to $
100,000
of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. On April 26, 2022, at the special meeting of stockholder to approve an amendment to the Amended and Restated Certificate of Incorporation (the “Extension Amendment”), stockholders elected to redeem 688,408 shares of Common Stock, which represents approximately 12% of the shares that were part of the units that were sold in the Company’s initial public offering. Following such redemptions, approximately $51.1 million remain in the trust account and 6,746,092 shares of Common Stock will remain issued and outstanding.
In connection with the Extension Amendment, the Sponsor, or its designees, has agreed to contribute to us as a loan of $0.033 for each public share that is not redeemed for each subsequent calendar month commencing on May 2, 2022, and on the 2nd day of each subsequent month, or portion thereof, that is needed by the Company to complete an initial Business Combination from May 2, 2022 until the end of the Combination Period (the “Additional Contributions”). The amount of the Additional Contributions will not bear interest and will be repayable by us to our Sponsor or its designees upon consummation of an initial Business Combination. Our Sponsor or its designees will have the sole discretion whether to continue extending for additional calendar months until the Extended Date and if our Sponsor determines not to continue extending for additional calendar months, its obligation to make Additional Contributions will terminate.
On May 2, 2022, the Company issued a non-convertible unsecured promissory note (the “Extension Note”) in the principal amount of $167,032.54 to our Sponsor. The Sponsor deposited such funds into the Trust Account. Also on May 2, 2022, the Company issued an additional convertible unsecured promissory note (the “Working Capital Note”) in the aggregate principal amount of $424,770.00 to the Sponsor. The Working Capital Note was issued to provide the Company with additional working capital during the extended period during which the Company must complete its initial business combination, and will not be deposited into the Trust Account. The Company issued the Working Capital Note in consideration for a loan from the Sponsor to fund the Company’s working capital requirements. The Working Capital Note is convertible at the Sponsor’s election upon the consummation of our initial business combination. Upon such election, the Working Capital Note will convert, at a price of $10.00 per unit, into units identical to the private placement units issued in connection with the Company’s initial public offering.

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
Proposed Business Combination
On March 17, 2022, the Company executed a Business Combination Agreement (the “Business Combination Agreement”), with Project Barolo Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”), and Apexigen (the transactions contemplated by the Business Combination Agreement, the “Business Combination”).
Pursuant to the terms of the Business Combination Agreement, the Company will acquire Apexigen through the merger of Merger Sub with and into Apexigen, with Apexigen surviving the merger (the “Surviving Corporation”) as a wholly owned subsidiary of the Company (the “Merger”). At the effective time of the Merger (the “Effective Time”), each share of Apexigen capital stock, par value $0.001 per share (collectively, “Apexigen Capital Stock”), issued and outstanding immediately prior to the Effective Time (including shares of Apexigen Capital Stock issued upon the exercise or conversion of options, preferred stock, and warrants prior to the Effective Time, but excluding any shares for which appraisal rights have been exercised and perfected pursuant to the Business Combination Agreement) will be cancelled and converted into the right to receive shares of common stock, par value $0.0001 per share, of the Company (“Common Stock”) equal to the Exchange Ratio (the “Per Share Merger Consideration”). The “Exchange Ratio” means the quotient of (a) the Aggregate Closing Merger Consideration divided by (b) the Company Fully Diluted Capital Stock. The “Aggregate Closing Merger Consideration” means a number of shares of Common Stock equal to the quotient of (a) the Aggregate Closing Merger Consideration Value divided by (b) $10.00. The “Aggregate Closing Merger Consideration Value” means (a) $205,000,000, plus (b) the sum of the exercise prices of all Apexigen Options (as defined below) outstanding immediately prior to the Effective Time. The Company Fully Diluted Capital Stock means, without duplication, the sum of (a) the aggregate number of shares of Apexigen Capital Stock that are issued and outstanding as of immediately prior to the Effective Time (including shares issued upon the exercise or conversion of Apexigen Options and warrants of Apexigen, in each case prior to the Effective Time, (b) the aggregate number of shares of Apexigen Common Stock (as defined below) issuable upon conversion of all issued and outstanding shares of preferred stock of Apexigen immediately prior to the Effective Time, (c) the aggregate number of shares of Apexigen Capital Stock issuable upon full exercise or conversion of all Apexigen Options and warrants to purchase Apexigen Capital Stock (“Apexigen Warrants”) outstanding as of immediately prior to the Effective Time, in each case, on a fully-diluted, as converted-to-Apexigen
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

The closing of the Business Combination (the “Closing”) will occur as promptly as practicable, but in no event later than three Business Days, after the satisfaction or, if permissible, waiver of the conditions set forth in the Business Combination Agreement. The Closing is not assured and is subject to significant risks and uncertainties (see “Risk Factors—Risks Relating to our Search for, Consummation of, or Inability to Consummate, a Business Combination and Post-Business Combination Risks”). The accounting treatment for the Business combination is still under evaluation and has not yet been determined.
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
The Business Combination Agreement includes customary covenants of the parties with respect to the operation of their respective businesses prior to the consummation of the Business Combination and efforts to satisfy the conditions to consummation of the Business Combination. The Business Combination Agreement also contains additional covenants of the parties, including, among others, covenants providing for the Company and Apexigen to use their reasonable best efforts to obtain all permits, consents, approvals, authorizations, qualifications and orders of Governmental Authorities and parties to contracts with Apexigen and its subsidiaries as set forth in the Business Combination Agreement necessary for the consummation of the Business Combination and to fulfill the conditions to the Merger, and for the preparation and filing of a registration statement on Form
S-4
relating to the Merger and containing a proxy statement of the Company.
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

The consummation of the Business Combination is subject to the receipt of the requisite approval of the stockholders of each of the Company and Apexigen, and the fulfillment of certain other conditions, as described in greater detail below. Under the terms of the Business Combination Agreement, the obligations of Apexigen, the Company and Merger Sub to consummate the Business Combination, including the Merger, are subject to the satisfaction or waiver (where permissible) at or prior to the Closing of the following conditions: (i) the Written Consent of the stockholders of Apexigen shall have been delivered to the Company; (ii) the Company Proposals shall have been approved and adopted by the requisite affirmative vote of the stockholders of the Company in accordance with the Proxy Statement, the
Delaware General Corporation Law
, the Company Organizational Documents and the rules and regulations of the Nasdaq Stock Market LLC; (iii) all required filings under the Hart-Scott-Rodino Antitrust Improvements Act of 1979, as amended (the “HSR Act”) shall have been completed and any applicable waiting period (and any extension thereof) applicable to the consummation of the Business Combination under the HSR Act shall have expired or been terminated, and any pre-Closing
approvals or clearances reasonably required thereunder shall have been obtained; (iv) no Governmental Authority shall have enacted, issued, promulgated, enforced or entered any Law, rule, regulation, judgment, decree, executive order or award which is then in effect and has the effect of making the Business Combination illegal or otherwise prohibiting consummation of the Business Combination; (v) all consents, approvals and authorizations set forth in the Business Combination Agreement shall have been obtained from and made with all Governmental Authorities; (vi) the Registration Statement shall have been declared effective under the Securities Act, no stop order suspending the effectiveness of the Registration Statement shall be in effect, and no proceedings for purposes of suspending the effectiveness of the Registration Statement shall have been initiated or threatened by the SEC; and (vii) upon the Closing, and after giving effect to the Redemption Rights, the Company shall have net tangible assets of at least $5,000,001 (excluding assets of Apexigen).
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
The Business Combination Agreement allows the parties to terminate the agreement if certain conditions described in the Business Combination Agreement are satisfied, including if the Effective Time has not occurred by October 31, 2022 (the “Outside Date”). Additionally, under the Business Combination Agreement, the Company is allowed to terminate the Business Combination Agreement if Apexigen fails to deliver (a) the Stockholder Support Agreement (as defined below) signed by the holders of at least 50.1% of the Apexigen Capital Stock within 30 days of the date of the Business Combination Agreement or (b) the Written Consent of the stockholders of Apexigen at least ten (10) Business Days prior to the BCAC Stockholders’ Meeting.

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

PIPE Subscription Agreement
In connection with the execution of the Business Combination Agreement, the Company entered into subscription agreements (the “PIPE Subscription Agreements”) with certain investors (the “PIPE Investors”), pursuant to which, among other things, the Company agreed to issue and sell, in a private placement to close immediately prior to or concurrently with, and contingent upon, the closing of the Business Combination (the “Closing”), units with each unit consisting of one share of common stock and one-half of one warrant (the “PIPE Unit”), at a purchase price of at least fifteen million dollars ($
15,000,000
) (at a $10.00 per unit price) to the PIPE Investors (the “PIPE Financing Commitment”). Each whole warrant within the PIPE Units (the “Post-IPO Warrant”) entitles the holder to purchase one share of common stock at a price of $11.50 per share, during the period commencing 30 days after the Closing and terminating on the five (5) year anniversary of the Closing. Post-IPO Warrants shall have the same terms and be in the same form as the Public Warrants. The obligations to consummate the subscription are conditioned upon, among other things, all conditions precedent to the closing of the transactions contemplated by the Business Combination Agreement having been satisfied or waived, and the closing of the transaction contemplated by the PIPE Subscription Agreement occurring concurrently with the closing of the transactions contemplated by the Business Combination Agreement.
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
Pursuant to the terms of the Purchase Agreement, following consummation of the Merger and upon satisfaction of the conditions set forth in the Purchase Agreement, the Post-Combination Company has the right, but not the obligation, to direct Lincoln Park by delivering a notice (the “Regular Purchase Notice”) to purchase up to five hundred thousand dollars ($500,000) of Common Stock (the “Regular Purchase Share Limit”), at the lower of (a) the lowest trading price of the Common Stock on Nasdaq on the date of purchase and (b) the arithmetic average of the three (3) lowest closing sales prices of the Common Stock on the Nasdaq during the ten (10) business days ending on the business day immediately preceding the date of purchase; provided, however, that (i) the Regular Purchase Share Limit shall be increased to up to seven hundred fifty thousand dollars ($750,000) of Common Stock if the closing price of the Common Stock on Nasdaq is not below $10.00 on the date of purchase (as appropriately adjusted for any reorganization, recapitalization, non-cash
dividend, stock split, reverse stock split or other similar transaction), and (ii) the Regular Purchase Share Limit shall be increased to up to one million dollars ($1,000,000) of Common Stock if the closing price of the Common Stock on Nasdaq is not below $12.50 on the date of purchase. The Post-Combination Company may direct Lincoln Park to make such purchases as often as every business day so long as (x) the closing price of the Common Stock is not less than $3.00 (as adjusted for any reorganization, recapitalization, non-cash
dividend, stock split, reverse stock split or other similar transaction, in which case the price shall mean the lower of such price and $3.00), and (y) the Post-Combination Company has not failed to deliver freely tradeable shares of Common Stock for all other purchases under the Purchase Agreement. Any such purchase made as described in this paragraph shall be referred to as a “Regular Purchase.”
In addition to Regular Purchases, following consummation of the Merger and upon satisfaction of the conditions set forth in the Purchase Agreement, on the same business day as a Regular Purchase Notice is delivered to Lincoln Park, the Post-Combination Company has the right, but not the obligation, to direct Lincoln Park to purchase additional shares of Common Stock (an “Accelerated Purchase”) in an amount equal to the Accelerated Purchase Share Amount (as hereinafter defined) at a price equal to ninety-five percent (95%) of the lower of (i) the volume weighted-average price (“VWAP”) for the period beginning at 9:30:01 a.m., Eastern time, on the applicable date of purchase, or such other time publicly announced by Nasdaq as the official open of trading on such market on such date, and ending at the earlier of (A) 4:00 p.m., Eastern time, on such date, (B) such time, from and after the time requested for such purchase, that the total number (or volume) of shares of Common Stock traded on Nasdaq has exceeded that number of shares of Common Stock equal to (i) the applicable Accelerated Purchase Share Amount (as hereinafter defined), divided by 30%, and (C) such time that the sale price on Nasdaq on such date has fallen below any minimum per share price threshold set forth in the applicable notice from the Post-Combination Company, and (ii) the closing sale price of the Common Stock on such date of purchase. The “Accelerated Purchase Share Amount” means the number of shares of Common Stock not exceeding the lesser of (a) 300% of the number of shares of Common Stock directed by the Post-Combination Company to be purchased by Lincoln Park pursuant to the corresponding Regular Purchase Notice for the corresponding Regular Purchase, and (b) an amount equal to (x) 30% multiplied by (y) the total number of shares of Common Stock traded on Nasdaq during the period on the applicable purchase date beginning at the time on the date of such purchase that trading of such shares commences and ending at the time at which the sale price for such shares of Common Stock has fallen below any minimum share price threshold set forth in the purchase notice provided by the Post-Combination Company.

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
In consideration for entering into the Purchase Agreement, the Post-Combination Company is required to issue to Lincoln Park, on the date of the Closing, 150,000 shares of Common Stock, and on the date that is ninety (90) days after the Closing, $1,500,000 of shares of Common Stock at a price equal to the arithmetic average of the closing sale price for the Common Stock on Nasdaq during the ten (10) consecutive business days immediately preceding the issuance of such shares; provided, that in no event shall the amount of such shares exceed 500,000. Pursuant to the terms of the Registration Rights Agreement, a copy of which is filed herewith as Exhibit 10.6, within thirty (30) days of the Closing, the Post-Combination Company shall file with the SEC a new registration statement covering the resale of any shares of Common Stock purchased or otherwise acquired by Lincoln Park under the terms of the Purchase Agreement.
The proceeds received by the Post-Combination Company from Lincoln Park under the Purchase Agreement may be used for any corporate purpose at the sole discretion of the Post-Combination Company. The Post-Combination Company is further prohibited from effecting or entering into an agreement to effect any issuance by the Post-Combination Company or any of its subsidiaries of Common Stock involving an equity line of credit or substantially similar transaction whereby an investor is irrevocably bound to purchase securities over a period of time from the Post-Combination Company at a price based on the market price of the Common Stock at the time of purchase. The Purchase Agreement shall automatically terminate on the date that the Post-Combination Company sells shares of Common Stock to Lincoln Park in an aggregate amount of $50,000,000, or if the Business Combination Agreement is terminated or the Merger is not consummated by the Outside Date. The Purchase Agreement may also be terminated in certain circumstances, including in connection with a bankruptcy filing by the Post-Combination Company or at any time after the Closing by the Post-Combination Company.

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and Article 8 of Regulation
S-X.
Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any future period.
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K
for the year ended December 31, 2021, as filed with the SEC on April 7, 2022, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2021, is derived from the audited financial statements presented in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2021, as filed with the SEC on April 7, 2022.
Liquidity and Going Concern
As of March 31, 2022, the Company had approximately $93,000 outside of the Trust Account, approximately $13,000 of interest income available in the Trust Account to pay for tax obligations and
a
working capital deficit of approximately $2.3 million.
The Company’s liquidity needs to date have been satisfied through a payment of $25,000 from the Sponsor to pay for certain offering costs in exchange for issuance of the Founder Shares, the loan under the Note of approximately $116,000 (as defined in Note 4), and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on February 2, 2021. In addition, in order to finance transaction costs in connection with an initial Business Combination, the Company’s officers, directors and initial stockholders may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of March 31, 2022, there were no amounts outstanding under any Working Capital
Loans.
In connection with the Extension Amendment, the Sponsor, or its designees, has agreed to contribute to us as a loan of $0.033 for each public share that is not redeemed for each subsequent calendar month commencing on May 2, 2022, and on the 2nd day of each subsequent month, or portion thereof, that is needed by the Company to complete an initial Business Combination from May 2, 2022 until the end of the Combination Period (the “Additional Contributions”). The amount of the Additional Contributions will not bear interest and will be repayable by us to our Sponsor or its designees upon consummation of an initial Business Combination. Our Sponsor or its designees will have the sole discretion whether to continue extending for additional calendar months until the Extended Date and if our Sponsor determines not to continue extending for additional calendar months, its obligation to make Additional Contributions will terminate.
On May 2, 2022, the Company issued a non-convertible unsecured promissory note (the “Extension Note”) in the principal amount of $167,032.54 to our Sponsor. The Sponsor deposited such funds into the Trust Account. Also on May 2, 2022, the Company issued an additional convertible unsecured promissory note (the “Working Capital Note”) in the aggregate principal amount of $424,770.00 to the Sponsor. The Working Capital Note was issued to provide the Company with additional working capital during the extended period during which the Company must complete its initial business combination, and will not be deposited into the Trust Account. The Company issued the Working Capital Note in consideration for a loan from the Sponsor to fund the Company’s working capital requirements. The Working Capital Note is convertible at the Sponsor’s election upon the consummation of our initial business combination. Upon such election, the Working Capital Note will convert, at a price of $10.00 per unit, into units identical to the private placement units issued in connection with the Company’s initial public offering.
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
The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate, June 2, 2022, extended thereafter on a monthly basis up to November 2, 2022. These condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Emerging Growth Company
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act, and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
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
This may make comparison of the Company’s condensed consolidated financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Actual results could differ from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2022 and December 31, 2021, the Company held no cash equivalents outside the Trust Account.
Investments held in Trust Account
The Company’s portfolio of investments held in trust is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities are presented on the condensed consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these investments in interest income held in Trust Account in the accompanying condensed consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000, and investments held in Trust Account. As of March 31, 2022 and December 31, 2021, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Principles of Consolidation
The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

Fair Value of Measurements
Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.
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
Fair Value of Financial Instruments
As of March 31, 2022 and December 31, 2021, the carrying values of cash, prepaid expenses, accounts payable, accrued expenses, franchise tax payable and notes payable to related party approximate their fair values due to the short-term nature of the instruments.
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

consolidated
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
at the end of each reporting period.
The warrants issued in connection with its Initial Public Offering (the “Public Warrants”) are classified as equity. The Private Placement Warrants (as defined in Note 4) are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the Private Placement Warrants as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s condensed consolidated
statements of operations. The fair value of the Private Placement Warrants are measured using a Monte Carlo simulation model. The determination of the fair value of the warrant liabilities may be subject to change as more current information becomes available and accordingly the actual results could differ significantly.

Common Stock Subject to Possible Redemption
The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC 480. Common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable common stock (including shares of common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, 5,750,000 shares of common stock subject to possible redemption were presented at their redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed consolidated
balance sheets.
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
There were no unrecognized tax benefits as of March 31, 2022 and December 31, 2021. No amounts were accrued for the payment of interest and penalties at March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
Net loss per common share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Income and losses are shared pro rata between the outstanding redeemable and non-redeemable
common shares. Net income (loss) per share of common stock is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding for the respective period.
The Company has not considered the effect of the Public Warrants and the Private Placement Warrants (as defined in Note 4) to purchase an aggregate of 2,998,500 shares of the Company’s common stock in the calculation of diluted net loss per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive under the treasury stock method. As a result, diluted net loss per share is the same as basic net loss per share for the three months ended March 31, 2022 and 2021. Remeasurement associated with the common stock subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share:

	For the three months ended March 31,
	2022		2021
	redeemable	non-redeemable	redeemable	non-redeemable
Basic and diluted net loss per common share:
Numerator:
Allocation of net loss	$(1,900,805)	$(556,853)	$(120,319)	$(49,680)
Denominator:
Basic and diluted weighted average common shares outstanding	5,750,000	1,684,500	3,705,556	1,530,011

Basic and diluted net loss per common share	$(0.33)	$(0.33)	$(0.03)	$(0.03)

Recent Accounting Pronouncements
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed consolidated
financial statements.
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
In connection with the Extension Amendment, the Sponsor, or its designees, has agreed to contribute to us as a loan of $0.033 for each public share that is not redeemed for each subsequent calendar month commencing on May 2, 2022, and on the 2nd day of each subsequent month, or portion thereof, that is needed by the Company to complete an initial Business Combination from May 2, 2022 until the end of the Combination Period (the “Additional Contributions”). The amount of the Additional Contributions will not bear interest and will be repayable by us to our Sponsor or its designees upon consummation of an initial Business Combination. Our Sponsor or its designees will have the sole discretion whether to continue extending for additional calendar months until the Extended Date and if our Sponsor determines not to continue extending for additional calendar months, its obligation to make Additional Contributions will terminate.
On May 2, 2022, the Company issued a non-convertible unsecured promissory note (the “Extension Note”) in the principal amount of $167,032.54 to our Sponsor. The Sponsor deposited such funds into the Trust Account. Also on May 2, 2022, the Company issued an additional convertible unsecured promissory note (the “Working Capital Note”) in the aggregate principal amount of $424,770.00 to the Sponsor. The Working Capital Note was issued to provide the Company with additional working capital during the extended period during which the Company must complete its initial business combination, and will not be deposited into the Trust Account. The Company issued the Working Capital Note in consideration for a loan from the Sponsor to fund the Company’s working capital requirements. The Working Capital Note is convertible at the Sponsor’s election upon the consummation of our initial business combination. Upon such election, the Working Capital Note will convert, at a price of $10.00 per unit, into units identical to the private placement units issued in connection with the Company’s initial public offering.
In addition, in order to finance transaction costs in connection with a Business Combination, the Initial Stockholders may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion (the “Working Capital Loans”). Each loan would be evidenced by a promissory note. The notes will either be paid upon consummation of the initial Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of the notes may be converted upon consummation of the Business Combination into additional Private Placement Units at a conversion price of $10.00 per Private Placement Unit. If the Company does not complete a Business Combination, the loans will not be repaid. As of March 31, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.
Administrative Support Agreement
Commencing on the effective date of the Company’s prospectus, the Company agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred $30,000 and $20,000 in administrative expenses-related party in the accompanying condensed consolidated
statements of operations for the three months ended March 31, 2022 and 2021, respectively.

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
Purchase Agreement
As described in Note 1, in consideration for entering into the Purchase Agreement, the Post-Combination Company is required to issue to Lincoln Park, on the date of the Closing, 150,000 shares of Common Stock, and on the date that is ninety (90) days after the Closing, $1,500,000 of shares of Common Stock at a price equal to the arithmetic average of the closing sale price for the Common Stock on Nasdaq during the ten (10) consecutive business days immediately preceding the issuance of such shares; provided, that in no event shall the amount of such shares exceed 500,000. Pursuant to the terms of the Registration Rights Agreement, a copy of which is filed herewith as Exhibit 10.6, within thirty (30) days of the Closing, the Post-Combination Company shall file with the SEC a new registration statement covering the resale of any shares of Common Stock purchased or otherwise acquired by Lincoln Park under the terms of the Purchase Agreement.
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
Note 7
 —
 Common Stock Subject to Possible Redemption
The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 25,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 7,434,500 shares of common stock outstanding, of which 5,750,000 shares were subject to possible redemption and classified outside of permanent equity in the condensed consolidated
balance sheets.

The common stock subject to possible redemption reflected on the condensed consolidated
balance sheets is reconciled on the following table:

Gross Proceeds	$57,500,000
Less:
Proceeds allocated to public warrants	(3,662,750)
Common stock issuance costs	(1,459,030)
Plus:
Remeasurement of carrying value to redemption value	5,696,780

Common stock subject to possible redemption	$58,075,000

Note 8 — Stockholders’ Equity (Deficit)
Preference Shares-
The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. At March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Common Shares-
The Company is authorized to issue 25,000,000 common shares with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were 1,684,500 shares of common stock issued and outstanding, excluding 5,750,000 shares of common stock subject to possible redemption. See Note 7.
Note 9
 —
 Fair Value Measurements
The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 by level within the fair value hierarchy:
March 31, 2022:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets — Investments held in Trust Account:
Mutual funds (1)	$58,087,513	$—	$—
Liabilities:
Derivative warrant liabilities — Private	$—	$—	$52,500

(1)	Excludes $16 of cash balance held within the Trust Account
December 31, 2021:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets — Investments held in Trust Account:
Mutual funds	$12,076	$—	$—
U.S. Treasury Securities	$58,073,257	$—	$—
Liabilities:
Derivative warrant liabilities — Private	$—	$—	$49,660
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers between levels of the fair value hierarchy during the three months ended March 31, 2022 and 2021.
Level 1 assets include investments in mutual funds invested in government securities and U.S. Treasury Securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.
The fair value of the Private Placement Warrants are measured using a Monte Carlo simulation. For the three months ended March 31, 2022 and 2021, the Company recognized non-operating
losses of approximately $3,000 and $49,000, respectively, in the condensed consolidated
statements of operations resulting from increases in the fair value of derivative warrant liabilities.

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
The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	As of March 31, 2022	As of December 31, 2021
Volatility	4.8%	7.2%
Stock price	$10.08	$10.01
Expected life of the options to convert	5.3	5.5
Risk-free rate	2.42%	1.31%
Dividend yield	0.0%	0.0%
The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the three months ended March 31, 2022 and 2022, are summarized as follows:

Level 3—Derivative warrant liabilities at December 31, 2020	$—
Issuance of Private Warrants	159,560
Change in fair value of derivative warrant liabilities	49,160

Level 3—Derivative warrant liabilities at March 31, 2021	$208,720

Level 3—Derivative warrant liabilities at January 1, 2022	$49,650
Change in fair value of derivative warrant liabilities	2,850

Level 3—Derivative warrant liabilities at March 31, 2022	$52,500

Note 10 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed consolidated financial statements were issued. Based upon this review, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.
On April 26, 2022, the Company held a special meeting of its stockholders (the “Special Meeting”). At the Special Meeting, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation that extends the date by which the Company must consummate a business combination transaction from May 2, 2022 (the date which is 15 months from the closing date of the Company’s initial public offering of units) on a monthly basis up to November 2, 2022. The certificate of amendment was filed with the Delaware Secretary of State and has an effective date of April 26, 2022. In connection with the extension, stockholders elected to redeem 688,408 shares of Common Stock, which represents approximately 12% of the shares that were part of the units that were sold in the Company’s initial public offering. Following such redemptions, approximately $51.1 million remain in the trust account and 6,746,092 shares of Common Stock will remain issued and outstanding.
In connection with this extension, the Sponsor, or its designees, has agreed to contribute to us as a loan of $0.033 for each public share that is not redeemed for each subsequent calendar month commencing on May 2, 2022, and on the 2nd day of each subsequent month, or portion thereof, that is needed by the Company to complete an initial Business Combination from May 2, 2022 until the Extended Date (the “Additional Contributions”). The amount of the Additional Contributions will not bear interest and will be repayable by us to our Sponsor or its designees upon consummation of an initial Business Combination. Our Sponsor or its designees will have the sole discretion whether to continue extending for additional calendar months until the Extended Date and if our Sponsor determines not to continue extending for additional calendar months, its obligation to make Additional Contributions will terminate.
On May 2, 2022, the Company issued a non-convertible unsecured promissory note (the “Extension Note”) in the principal amount of $
167,033
to our Sponsor. The Sponsor deposited such funds into the Trust Account. Also on May 2, 2022, the Company issued an additional convertible unsecured promissory note (the “Working Capital Note”) in the aggregate principal amount of $424,770 to the Sponsor. The Working Capital Note was issued to provide the Company with additional working capital during the extended period during which the Company must complete its initial business combination, and will not be deposited into the Trust Account. The Company issued the Working Capital Note in consideration for a loan from the Sponsor to fund the Company’s working capital requirements. The Working Capital Note is convertible at the Sponsor’s election upon the consummation of our initial business combination. Upon such election, the Working Capital Note will convert, at a price of $10.00 per unit, into units identical to the
private placement units issued in connection with the Company’s initial public offering.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report. This discussion and other parts of this report contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed in these forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements.” Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Part I, Item 1A “Risk Factors” of our Annual Report on Form
10-K.
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

On March 17, 2022, the Company and Apexigen entered into the BCA pursuant to which the Company and Apexigen would combine, with the former equityholders of both entities holding equity in the Surviving Company and with Apexigen’s existing equityholders owning a majority of the equity in the Surviving Company. It is expected that there will be a substantial rollover of equity by the existing equityholders of Apexigen. Under the BCA, the transaction values Apexigen at $205.0 million on a net-equity
basis, net of exercise proceeds for Apexigen’s
pre-closing
options and warrants. As a result of the transaction, the combined company is expected to receive approximately $73.1 million in gross proceeds funded by approximately $58.1 million in cash held in the Company’s trust account (assuming no shareholders exercise their redemption rights at closing) and $15.0 million from a fully committed PIPE consisting of units of shares and half a warrant for one share being sold at $10.00 per unit. The PIPE includes participation from healthcare institutional and individual investors. In addition, concurrent with the execution of the BCA, the Company, Apexigen and Lincoln Park have entered into a committed investment agreement under which the Surviving Company would have the right to direct Lincoln Park to purchase up to an aggregate of $50 million of common stock of the Surviving Company over a
24-month
period. For more information regarding the BCA and related transactions, see Note 1 to the Condensed Consolidated Financial Statements and the Form
8-K
filed by the Company with the SEC on March 18, 2022.
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
The Company’s IPO prospectus and charter provided that the Company initially had until May 2, 2022 (the date which was 15 months after the consummation of the IPO) to complete a Business Combination. The Board currently believes that there will not be sufficient time before May 2, 2022, to complete a Business Combination. On April 26, 2022, the Company’s stockholders approved a proposal to amend the Company’s charter to extend the date by which the Company must consummate a Business Combination from May 2, 2022 (the date which is 15 months from the closing date of the IPO on a monthly basis up to November 2, 2022 (the date which is 21 months from the closing date of the IPO) (such period, the “Combination Period”). In connection with the extension, stockholders elected to redeem 688,408 shares of Common Stock, which represents approximately 12% of the shares that were part of the units that were sold in the Company’s initial public offering. Following such redemptions, approximately $51.1 million remain in the trust account and 6,746,092 shares of Common Stock will remain issued and outstanding.
Also in connection with this extension, the Sponsor, or its designees, has agreed to contribute to us as a loan of $0.033 for each public share that is not redeemed for each subsequent calendar month commencing on May 2, 2022, and on the 2nd day of each subsequent month, or portion thereof, that is needed by the Company to complete an initial Business Combination from May 2, 2022 until the Extended Date (the “Additional Contributions”). The amount of the Additional Contributions will not bear interest and will be repayable by us to our Sponsor or its designees upon consummation of an initial Business Combination. Our Sponsor or its designees will have the sole discretion whether to continue extending for additional calendar months until the Extended Date and if our Sponsor determines not to continue extending for additional calendar months, its obligation to make Additional Contributions will terminate.
On May 2, 2022, the Company issued a non-convertible unsecured promissory note (the “Extension Note”) in the principal amount of $167,032.54 to our Sponsor. The Sponsor deposited such funds into the Trust Account. Also on May 2, 2022, the Company issued an additional convertible unsecured promissory note (the “Working Capital Note”) in the aggregate principal amount of $424,770.00 to the Sponsor. The Working Capital Note was issued to provide the Company with additional working capital during the extended period during which the Company must complete its initial business combination, and will not be deposited into the Trust Account. The Company issued the Working Capital Note in consideration for a loan from the Sponsor to fund the Company’s working capital requirements. The Working Capital Note is convertible at the Sponsor’s election upon the consummation of our initial business combination. Upon such election, the Working Capital Note will convert, at a price of $10.00 per unit, into units identical to the private placement units issued in connection with the Company’s initial public offering.
Going Concern
As of March 31, 2022, we had approximately $93,000 in our operating bank account and a working capital deficit of approximately $2.3 million (not taking into account approximately $102,000 in tax obligations that may be paid using investment income earned in the Trust Account).

Our liquidity needs to date have been satisfied through a payment of $25,000 from our Sponsor to pay for certain offering costs in exchange for the issuance of 1,437,500 shares of common stock (the “Founder Shares”), a loan under of approximately $116,000 under a promissory note from our Sponsor (the “Note”), and the net proceeds from the consummation of the Private Placement not held in the Trust Account. We fully repaid the Note on February 2, 2021. In addition, in order to finance transaction costs in connection with an Initial Business Combination, our officers, directors and initial stockholders may, but are not obligated to, provide us Company Working Capital Loans. As of March 31, 2022, there were no amounts outstanding under any Working Capital Loans.
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
We cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate, up to November 2, 2022. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.
Management continues to evaluate the impact of the
COVID-19
pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on our financial position, results of our operations and/or search for a target company, the specific impact is not readily determinable as of the date of the condensed consolidated financial statements. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
In February 2022, the Russian Federation commenced a military action against Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation, Belarus and other territories and individuals. Further, the impact of this military action and related sanctions on the world economy are not determinable as of the date of these condensed consolidated financial statements and the specific impact on our financial condition, results of operations, and cash flows is also not determinable as of the date of these condensed consolidated financial statements.
Results of Operations
During the three months ended March 31, 2022, our entire activity has been limited to the search for a prospective initial business combination, and we will not be generating any operating revenues until the closing and completion of our initial business combination. We expect to continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended March 31, 2022, we had a net loss of approximately $2.5 million, which consisted of approximately $2.4 million in general and administrative expenses, $30,000 of administrative expenses – related party, approximately $20,000 in franchise tax expense, approximately $3,000 of non-cash
loss of change in fair value of derivative warrant liabilities, offset by approximately $2,000 in interest income from investments held in the trust account.
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

Commitments and Contingencies
Administrative Support Agreement
Commencing on the effective date of the prospectus, we agreed to pay an affiliate of our Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, we will cease paying these monthly fees. We incurred $30,000 and $20,000 in administrative expenses-related party in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022 and December 31, 2021, the Company had $60,000 and $30,000 payable for these services, respectively.
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
Purchase Agreement
In consideration for entering into the Purchase Agreement, the Post-Combination Company is required to issue to Lincoln Park, on the date of the Closing, 150,000 shares of Common Stock, and on the date that is ninety (90) days after the Closing, $1,500,000 of shares of Common Stock at a price equal to the arithmetic average of the closing sale price for the Common Stock on Nasdaq during the ten (10) consecutive business days immediately preceding the issuance of such shares; provided, that in no event shall the amount of such shares exceed 500,000. Pursuant to the terms of the Registration Rights Agreement, a copy of which is filed herewith as Exhibit 10.6, within thirty (30) days of the Closing, the Post-Combination Company shall file with the SEC a new registration statement covering the resale of any shares of Common Stock purchased or otherwise acquired by Lincoln Park under the terms of the Purchase Agreement.
Critical Accounting Estimates
The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Note 2 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report. Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of our financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our 2021 Annual Report on Form
10-K
filed with the SEC on April 7, 2022. There have been no significant changes in the application of our critical accounting policies during the three months ended March 31, 2022.
Recent Accounting Pronouncements
See Note 2 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report for a discussion of recent accounting pronouncements.
JOBS Act
The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging
growth companies. As a result, the unaudited condensed consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal control over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging
growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board (“PCAOB”), regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our IPO or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company as defined by
Rule 12b-2 of
the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are not required to provide the information otherwise required under this item.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period ended March 31, 2022, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of March 31, 2022, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex features of the common stock and warrants issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of February 8, 2021 and its interim financial statements for the quarters ended March 31, 2021 and June 30, 2021. Additionally, this material weakness could result in a misstatement of the warrant liability, common stock subject to redemption and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis.
As a result, our management performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with generally accepted accounting principles in the United States of America. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, result of operations and cash flows of the periods presented. Management understands that the accounting standards applicable to our consolidated financial statements are complex and has since the inception of the company benefited from the support of experienced third-party professionals with whom management has regularly consulted with respect to accounting issues. Management intends to continue to further consult with such professionals in connection with accounting matters.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2022 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below:
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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
None.

Item 1A.	Risk Factors.
As of the date of this Quarterly Report on Form 10-Q, we supplement the risk factors disclosed in our Annual Report on Form 10-K that was filed with the SEC on April 7, 2022 with the following risk factors. Any of these factors disclosed in our Annual Report on Form 10-K or herein could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.
Recent increases in inflation in the United States and elsewhere could make it more difficult for us to consummate a business combination.
Recent increases in inflation in the United States and elsewhere may be leading to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate a business combination.
Military conflict in Ukraine could make it more difficult for us to consummate a business combination.
Military conflict in Ukraine may lead to increased and price volatility for publicly traded securities, including ours, and to other national, regional and international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a business combination partner and consummate a business combination on acceptable commercial terms or at all.
Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”
At March 31, 2022, we had approximately $93,320 of cash and a working capital deficit of approximately $2.3 million. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. Management’s plans to address this need for capital through this offering are discussed in Note 2 under “Liquidity and Going Concern.” On May 2, 2022, the Company received from our Sponsor funds in the amount of $424,770 to provide the Company with additional working capital during the Combination Period in consideration for the issuance by the Company to the Sponsor of the Working Capital Note. We cannot assure you that the proceeds from the issuance of the Working Capital Note will be sufficient to fund the Company’s working capital needs or that our plans to raise capital or to consummate an initial business combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this report do not include any adjustments that might result from our inability to consummate this offering or our inability to continue as a going concern.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities
Use of Proceeds
On February 2, 2021, the Company consummated the Initial Public Offering of 5,750,000 units (the “Public Units”), including the exercise in full of the underwriters’ 45-day option to purchase up to an additional 750,000 Public Units. The Public Units were sold at a price of $10.00 per Public Unit, generating gross proceeds to the Company of $57,500,000. Simultaneously with the consummation of our Initial Public Offering and full exercise of the over-allotment option by the underwriters, we consummated the private placement of 247,000 Private Placement Units in the aggregate to the Sponsor, at a price of $10.00 per Private Placement Unit.
The sale of the Public Units in connection with our IPO and the Private Placement Units generated gross proceeds of $58,075,000, which was placed in the Trust Account. The net proceeds of the Initial Public Offering and certain proceeds from the Private Placement Units are invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account.
Transaction costs related to the Initial Public Offering amounted to $1,395,000, consisting of $750,000 of underwriting fees and $532,500 of other offering costs. The underwriters’ exercise of their full over-allotment option generated an additional $112,500 of underwriting fees. In addition, as of March 31, 2022, the Company had a working capital deficit of approximately $2.3 million, and on May 2, 2022, the Company received from our Sponsor funds in the amount of $424,700 to be used for working capital in consideration for the issuance by the Company of the Working Capital Note.

There has been no material change in the planned use of the proceeds from the initial public offering and private placement as is described in our final prospectus related to the Initial Public Offering.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	INLINE XBRL Instance Document

101.SCH	INLINE XBRL Taxonomy Extension Schema Document

101.CAL	INLINE XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	INLINE XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	INLINE XBRL Taxonomy Extension Label Linkbase Document

101.PRE	INLINE XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

May 20, 2022	BROOKLINE CAPITAL ACQUISITION CORP.

	By:	/s/ Dr. Samuel P. Wertheimer
	Name:	Dr. Samuel P. Wertheimer
	Title:	Chief Executive Officer and Chairman of the Board of Directors