Form 10-Q
period 2022-06-30
Apexigen, Inc.
filed 2022-08-18
CIK 1814140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File
No. 001-39488

Apexigen, Inc.
(Exact name of registrant as specified in its charter)

Delaware	85-1260244
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

75 Shoreway Road, Suite C San Carlos, CA	94070
(Address of principal executive offices)	(Zip Code)
(650)
931-6236
(Registrant’s telephone number, including area code)
Not Applicable
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	APGN	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one share of Common Stock at an exercise price of $11.50 per share	APGNW	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).    Yes  ☐    No
☒
As of August 1
7
, 2022, a total of 21,448,663 shares of common stock, par value $0.0001 per share, were issued and outstanding.

EXPLANATORY NOTE
On July 29, 2022 (the “Closing Date”), Apexigen, Inc., a Delaware corporation (formerly named Brookline Capital Acquisition Corp. (“BCAC”)) (the “Company”), consummated (the “Closing”) the previously announced Business Combination (as defined below) pursuant to that certain business combination agreement and plan of reorganization (the “Business Combination Agreement”), dated as of March 17, 2022, by and among BCAC, Project Barolo Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of BCAC (“Merger Sub”), and Apexigen, Inc. (the transactions contemplated by the Business Combination Agreement, the “Business Combination”). Please see Note 1 – Description of Organization and Business Operations for additional detail regarding the Business Combination.
Unless stated otherwise, this Quarterly Report on Form
10-Q
(this “Quarterly Report”) contains information about BCAC before the Business Combination. References to the “Company” in this Quarterly Report refer to BCAC before the consummation of the Business Combination or Apexigen, Inc. after the Business Combination, as the context suggests.

APEXIGEN, INC.
Quarterly Report on Form
10-Q

PART
I-FINANCIAL
INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements.
APEXIGEN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets:
Current assets:
Cash	$76,970	$217,409
Prepaid expenses	43,052	13,417

Total current assets	120,022	230,826
Cash and investments held in Trust Account	51,703,766	58,085,333

Total Assets	$51,823,788	$58,316,159

Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Equity (Deficit):
Current liabilities:
Accounts payable	$132,989	$22,553
Accrued expenses	3,601,328	52,500
Accrued expenses—related party	181,429	30,000
Franchise tax payable	37,383	81,650
Nonconvertible promissory note—related party	501,098	—
Convertible promissory note—related party	361,663	—

Total current liabilities	4,815,890	186,703
Derivative warrant liabilities	14,090	49,660

Total liabilities	4,829,980	236,363
Commitments and Contingencies
Common stock subject to possible redemption, $0.0001 par value; 5,061,592 and 5,750,000 shares at $10.20 and $10.10 per share at June 30, 2022 and December 31, 2021	51,620,591	58,075,000
Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 25,000,000 shares authorized; 1,684,500 shares issued and outstanding at June 30, 2022 and December 31, 2021	168	168
Additional paid-in capital	—	490,522
Accumulated deficit	(4,626,951)	(485,894)

Total stockholders’ equity (deficit)	(4,626,783)	4,796

Total Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Equity (Deficit)	$51,823,788	$58,316,159

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APEXIGEN, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021

General and administrative expenses	$1,732,756	$113,075	$4,139,544	$194,622
Administrative expenses—related party	30,000	30,000	60,000	50,000
Franchise tax expense	17,157	20,444	37,383	41,586

Loss from operations	(1,779,913)	(163,519)	(4,236,927)	(286,208)
Other income (expense)
Change in fair value of derivative liabilities	43,555	(119,800)	40,715	(168,960)
Net gain from investments held in Trust Account	70,646	1,742	72,842	3,592
Interest expense	(7,111)	—	(7,111)	—

Total other income (expense)	107,090	(118,058)	106,446	(165,368)

Net loss	$(1,672,823)	$(281,577)	$(4,130,481)	$(451,576)

Weighted average shares outstanding—redeemable common stock	5,250,715	5,750,000	5,498,978	4,733,425

Basic and diluted net loss per share, redeemable common stock	$(0.24)	$(0.04)	$(0.57)	$(0.07)

Weighted average shares outstanding—non-redeemable common stock	1,684,500	1,684,500	1,684,500	1,607,682

Basic and diluted net loss per share, non-redeemable common stock	$(0.24)	$(0.04)	$(0.57)	$(0.07)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APEXIGEN, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
For The Three and Six Months Ended June 30, 2022

				Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Common Stock		Additional Paid-In Capital
	Shares	Amount

Balance—December 31, 2021	1,684,500	$168	$490,522	$(485,894)	$4,796
Net loss	—	—	—	(2,457,658)	(2,457,658)

Balance—March 31, 2022	1,684,500	168	490,522	(2,943,552)	(2,452,862)
Increase in redemption value of common stock subject to possible redemption	—	—	(490,522)	(10,576)	(501,098)
Net loss	—	—	—	(1,672,823)	(1,672,823)

Balance—June 30, 2022	1,684,500	$168	$—	$(4,626,951)	$(4,626,783)

For The Three and Six Months Ended June 30, 2021

				Accumulated Deficit	Total Stockholders’ Equity
	Common Stock		Additional Paid-In Capital
	Shares	Amount

Balance—December 31, 2020	1,437,500	$144	$25,834	$(1,832)	$24,146
Fair value of public warrants included in the units sold in the initial public offering	—	—	3,662,750	—	3,662,750
Capital contribution from Sponsor	—	—	286,503	—	286,503
Offering costs associated with public warrants	—	—	(98,200)	—	(98,200)
Sale of units in private placement, less derivative warrant liabilities	247,000	24	2,310,415	—	2,310,439
Remeasurement of common stock subject to possible redemption	—	—	(5,696,780)	—	(5,696,780)
Net loss	—	—	—	(169,999)	(169,999)

Balance—March 31, 2021	1,684,500	168	490,522	(171,831)	318,859
Net loss	—	—	—	(281,577)	(281,577)

Balance—June 30, 2021	1,684,500	$168	$490,522	$(453,408)	$37,282

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APEXIGEN, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended June 30,
	2022	2021

Cash Flows from Operating Activities:
Net loss	$(4,130,481)	$(451,576)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by related party under promissory note	84,697	23,373
Change in fair value of derivative liabilities	(40,715)	168,960
Interest expense—amortization of debt discount	7,111	—
Net gain from investments held in Trust Account	(72,842)	(3,592)
Changes in operating assets and liabilities:
Prepaid expenses	(29,635)	(121,839)
Account payable	110,436	26,814
Accrued expenses	3,548,828	—
Accrued expenses—related party	151,429	—
Franchise tax payable	(44,267)	41,057

Net cash used in operating activities	(415,439)	(316,803)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(501,098)	(58,075,000)
Withdrawal from Trust Account for redemptions of common stock	6,955,507	—

Net cash provided by (used in) investing activities	6,454,409	(58,075,000)

Cash Flows from Financing Activities:
Repayment of note payable to related party	—	(116,346)
Payment of redemptions of common stock	(6,955,507)	—
Proceeds received from nonconvertible promissory note—related party	501,098	—
Proceeds received from convertible promissory note—related party	275,000	—
Proceeds received from initial public offering, gross	—	57,500,000
Proceeds received from private placement	—	2,470,000
Offering costs paid	—	(1,110,697)

Net cash (used in) provided by financing activities	(6,179,409)	58,742,957

Net change in cash	(140,439)	351,154
Cash—beginning of the period	217,409	978

Cash—end of the period	$76,970	$352,132

Supplemental disclosure of noncash activities:
Offering costs included in accrued expenses	$—	$45,000

Offering costs paid by related party under promissory note	$—	$19,867

Remeasurement of common stock subject to possible redemption	$501,098	$5,696,780

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APEXIGEN, INC.
(F/K/A BROOKLINE CAPITAL ACQUISITION CORP.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 - Description of Organization and Business Operations
Brookline Capital Acquisition Corp. (now known as Apexigen, Inc.) (the “Company” or “BCAC”) was a blank check company incorporated in Delaware and formed for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (“Business Combination”).
Business Combination
On March 17, 2022, BCAC and Project Barolo Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of BCAC (“Merger Sub”), entered into a Business Combination Agreement (as amended by Amendment No. 1 to the Business Combination Agreement and as it may be further amended, supplemented or otherwise modified from time to time in accordance with its terms, the “Business Combination Agreement”) with Apexigen, Inc., a Delaware corporation (“Legacy Apexigen”).
On July 27, 2022, BCAC held an annual meeting of its stockholders at which BCAC’s stockholders voted to approve the proposals outlined in the final prospectus and definitive proxy statement, filed with the Securities and Exchange Commission (the “SEC”) on July 6, 2022 (the “Proxy Statement/Prospectus”), including, among other things, the adoption of the Business Combination Agreement. On July 29, 2022 (the “Closing Date”), as contemplated by the Business Combination Agreement and described in the section of the Proxy Statement/Prospectus entitled “Proposal No. 1 – The Business Combination Proposal” beginning on the page 154 of the Proxy Statement/Prospectus, BCAC consummated the transactions contemplated by the Business Combination Agreement, whereby, (i) Merger Sub merged with and into Legacy Apexigen, with Legacy Apexigen continuing as the surviving corporation, resulting in Legacy Apexigen becoming a wholly owned subsidiary of BCAC (the “Merger” and, together with the other transactions contemplated by the Business Combination Agreement, the “Business Combination”).
Pursuant to the Business Combination Agreement:

•
holders of existing shares of Common Stock of Legacy Apexigen (following the conversion of each issued and outstanding share of Legacy Apexigen’s preferred stock into shares of Common Stock of Legacy Apexigen prior to the effective time of the Merger)
 (the “Legacy Apexigen Stockholders”), received 18,151,571 shares of the Company’s Common Stock, pursuant to the Exchange Ratio of 0.102448 shares for each share of Legacy Apexigen Common Stock held;

•
holders of options to purchase Common Stock of Legacy Apexigen (the “Legacy Apexigen Stock Options”) received options to acquire 3,415,868 shares of the Company’s Common Stock pursuant to the Exchange Ratio; and

•
a holder of a warrant to purchase shares of Common Stock and Preferred Stock of Legacy Apexigen (the “Legacy Apexigen Warrant”) received a warrant to acquire 4,321 shares of the Company’s Common Stock pursuant to the Exchange Ratio.

Prior to the Closing, stockholders elected to redeem 4,618,607 additional shares of Common Stock for $47.2 million. Following such redemptions, approximately $4.5 million remained in the Trust Account.

Following the Closing, the Legacy Apexigen Stockholders hold approximately 84.6% of the outstanding shares of the Company, and Legacy Apexigen is a wholly owned subsidiary of the Company. On August 1, 2022, the Company’s Common Stock and the Company’s Public Warrants began trading on the Nasdaq Capital Market under the symbols “APGN” and “APGNW,” respectively.
The foregoing description of the Business Combination does not purport to be complete and is qualified in its entirety by the full text of the Business Combination Agreement, which is attached as Exhibit 2.1 to the Current Report on Form 8-K filed by the Company on August 4, 2022 and is incorporated herein by reference.
Closing of PIPE Investments
In connection with the execution of the Business Combination Agreement, BCAC entered into subscription agreements with certain investors (collectively, the “Subscription Agreements” and such investors, the “PIPE Investors”), pursuant to which the PIPE Investors, contingent upon the consummation of the Business Combination,

APEXIGEN, INC.
(F/K/A BROOKLINE CAPITAL ACQUISITION CORP.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

agreed to subscribe for and purchase, and BCAC agreed to issue and sell to the PIPE Investors, an aggregate of 1,502,000 units (each a “PIPE Unit”) at a purchase price of $10.00 per unit for an aggregate purchase price of $15,020,000 (the “PIPE Investment”). Each PIPE Unit consists of one share of BCAC Common Stock
and
one-half
of one warrant. Each whole warrant entitles the PIPE Investor to purchase one share of BCAC Common Stock at an exercise price of $11.50 per share during the period commencing 30 days after the Closing and terminating on the five-year anniversary of the Closing. Pursuant to the Subscription Agreements, BCAC agreed to provide the PIPE Investors with certain registration rights with respect to the PIPE Units. The PIPE Investment was consummated substantially concurrently with the Closing and the Company received $14,520,000 of the expected $15,020,000 from PIPE Investors. The Company expects to receive the remaining $500,000 once a final investor satisfies applicable regulatory requirements.
A description of the Subscription Agreements is included in the Proxy Statement/Prospectus in the section titled “Other Agreements – Subscription Agreements” beginning on page 294 of the Proxy Statement/Prospectus. The foregoing description of the Subscription Agreements is a summary only and is qualified in its entirety by the full text of the form of Subscription Agreement, a copy of which is attached as Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on August 4, 2022 and is incorporated herein by reference.
Lincoln Park Purchase Agreement
Concurrently with the execution of the Business Combination Agreement, BCAC, Legacy Apexigen, and Lincoln Park Capital Fund, LLC (“Lincoln Park”) entered into a Purchase Agreement (the “Lincoln Park Purchase Agreement”), pursuant to which the Company has the right to direct Lincoln Park to purchase from the Company up to an aggregate amount of $50,000,000 of the Company’s Common Stock from time to time over a
24-month
period following the Closing, subject to certain limitations contained in the Lincoln Park Purchase Agreement, and a Registration Rights Agreement, providing for the registration of the shares of the Company’s Common Stock issuable in respect of the Lincoln Park Purchase Agreement. On the date of the Closing, the Company issued to Lincoln Park 150,000 shares of the Company’s Common Stock. Additionally, the Company will issue to Lincoln Park $1,500,000 of the Company’s Common Stock on the date that is 90 calendar days after the date of the Closing at the purchase price equal to the arithmetic average of the last closing sale price for the Company’s Common Stock during the 10 consecutive business days ending on the business day immediately preceding the delivery of such shares, provided that in no event shall the amount of such shares exceed 500,000.
A description of the Lincoln Park Purchase Agreement and Lincoln Park Registration Rights Agreement is included in the Proxy Statement/Prospectus in the section titled “Other Agreements – Lincoln Park Purchase Agreement and Registration Rights Agreement” beginning on page 294 of the Proxy Statement/Prospectus. The foregoing description of the Lincoln Park Purchase Agreement and Lincoln Park Registration Rights Agreement is a summary only and is qualified in its entirety by the full text of the Lincoln Park Purchase Agreement and Lincoln Park Registration Rights Agreement, copies of which are attached as Exhibits 10.3 and 10.4 to the Current Report on Form 8-K filed by the Company on August 4, 2022 and are incorporated herein by reference.
Prior to the Business Combination
As of June 30, 2022, the Company had not yet commenced operations. All activity for the period from May 27, 2020 (inception) through June 30, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, identifying a target Business Combination and closing such Business Combination, as described above. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company has generated non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
The Company’s Sponsor
was
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

APEXIGEN, INC.
(F/K/A BROOKLINE CAPITAL ACQUISITION CORP.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
The Company’s management had broad discretion with respect to the specific application of the net proceeds of its Initial Public Offering and the
Private Placement, although substantially all of the net proceeds were intended to be applied generally toward consummating a Business Combination.
The Company’s initial Business Combination had to be with one or more operating businesses or assets with a fair market value equal to at least
80%
of the net assets held in the Trust Account (excluding the amount of taxes payable on the income earned on the Trust Account) at the time the Company signed a definitive agreement in connection with the initial Business Combination. However, the Company would only complete a Business Combination if the post-transaction company owned or acquired
 50%
or more of the outstanding voting securities of the target or otherwise acquired a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.
The Company would provide the holders of Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company would seek stockholder approval of a Business Combination or conduct a tender offer would be made by the Company, solely in its discretion. The Public Stockholders would be entitled to redeem their Public Shares for a pro
rata portion of the amount then in the Trust Account (initially anticipated to be
$10.10
per share, plus Additional Contributions (defined below) and any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). These Public Shares were recorded at a redemption value and classified as temporary equity in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). The Company would proceed with a Business Combination if the Company had net tangible assets of at least
$5,000,001
and a majority of the shares voted were voted in favor of the Business Combination. If a stockholder vote was not required by law and the Company did not decide to hold a stockholder vote for business or other legal reasons, the Company would, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the SEC, and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the Business Combination was required by law, or the Company decided to obtain stockholder approval for business or legal reasons, the Company would offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Stockholder may have elected to redeem their Public Shares irrespective of whether they voted for or against the proposed transaction. If the Company sought stockholder approval in connection with the Business Combination, the holders of the Founder Shares (as defined in Note 4) prior to this Initial Public Offering (the “Initial Stockholders”) agreed to vote their Founder Shares and any Public Shares purchased during or after the Initial Public Offering in favor of the Business Combination. In addition, the Initial Stockholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination. The Company agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of the Sponsor.

APEXIGEN, INC.
(F/K/A BROOKLINE CAPITAL ACQUISITION CORP.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Notwithstanding the foregoing, the Company’s Amended and Restated Certificate of Incorporation provided that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder was acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), would be restricted from redeeming its shares with respect to an aggregate of 15%
or more of the shares of common stock sold in the Initial Public Offering, without the prior consent of the Company.
The Company’s Sponsor, executive officers, directors and director nominees agreed not to propose an amendment to the Company’s Amended and Restated Certificate of Incorporation that would affect the substance or timing of the Company’s obligation to provide for the redemption of its Public Shares in connection with a Business Combination or to redeem
 100%
of its Public Shares if the Company did not complete a Business Combination, unless the Company provided the Public Stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.
In the Amended and Restated Certificate of Incorporation (as amended), if a Business Combination had not been consummated within
16
months from the closing of the Initial Public Offering, or June 2, 2022, or thereafter on a monthly basis up to November 2, 2022 (the “Combination Period”), the Company would (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes (less up to $
100,000
of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption would completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. On April 26, 2022, at the special meeting of stockholder to approve an amendment to the Amended and
Restated Certificate of Incorporation (the “Extension Amendment”), stockholders elected to redeem
688,408
shares of Common Stock, which
represented approximately
12%
of the shares that were part of the units that were sold in the Company’s initial public offering. Following such redemptions, approximately $
51.1
million remained in the Trust Account, prior to the Additional Contributions (as defined below) and
 6,746,092
shares
of Common Stock remained issued and outstanding.
In connection with the Extension Amendment, the Sponsor, or its designees, agreed to contribute to the Company as a loan of
 $0.033
for each Public Share that was not redeemed for each subsequent calendar month commencing on May 2, 2022, and on the 2nd day of each subsequent month, or portion thereof, that was needed by the Company to complete an initial Business Combination from May 2, 2022 until the end of the Combination
Period (the “Additional Contributions”). The amount of the Additional Contributions would not bear interest and would be repayable upon consummation of an initial Business Combination. The Sponsor or its designees would have the sole discretion whether to continue extending for additional calendar months until the Extended Date and if the Sponsor determined not to continue extending for additional calendar months, its obligation to make Additional Contributions would terminate. Through June 30, 2022, the Company had issued three non-convertible unsecured promissory notes (the “Extension Notes”) in the principal amount of

$167,033
each to the Sponsor. The Sponsor deposited such funds into the Trust Account upon funding each Extension Note.
The Initial Stockholders agreed to waive their liquidation rights with respect to the Founder Shares if the Company failed to complete a Business Combination within the Combination Period. However, if the Initial Stockholders acquired Public Shares in or after the Initial Public Offering, they would be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company failed to complete a Business Combination within the Combination Period. In the event of such distribution, it was possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) would be only
$10.20
per share held in the Trust Account as of June 30, 2022.
The Company sought to have all third parties and any prospective target businesses enter into valid and enforceable agreements with the Company waiving any right, title, interest or claim of any kind they may have had in or to any monies held in the Trust Account. Nevertheless, there was no guarantee that vendors, service providers and prospective target businesses would execute such agreements. The Sponsor agreed that it would be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company had discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the
$10.20
per Public Share, except as to any claims by a third party who executed a valid and enforceable agreement with the Company waiving any right, title, interest or claim of any kind they may have had in or to any monies held in the Trust Account and except as to any claims under the Company’s indemnity of the underwriters in the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. However, the Sponsor may not have been able to satisfy its indemnification obligations. Moreover, the Sponsor would not be liable to the Public Stockholders and instead would only have liability to the Company.
Coronavirus Pandemic
The ongoing COVID-19 pandemic continues to affect economies and business globally. The pandemic may continue to affect the Company’s business operations. The Company’s ability to raise additional funds to support its operations may also be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, financial markets in the U.S. and worldwide resulting from the ongoing COVID-19 pandemic. The Company actively monitors and manages its responses and continues to assess actual and potential impacts onto its operations and financial condition, as well as its business developments. The Company cannot predict the specific extent, duration, or full impact that the COVID-19 pandemic will have on its business, financial condition and operations. The impact of the COVID-19 pandemic on the Company’s financial performance will depend on future developments, including the duration of and surges in the pandemic, including due to new variants of the virus, and other third parties with whom the Company does business and the pandemic’s impact on its employees. These developments and the impact of the COVID-19 pandemic on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets or the overall economy are impacted for an extended period, the Company may be significantly adversely affected.

APEXIGEN, INC.
(F/K/A BROOKLINE CAPITAL ACQUISITION CORP.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and Article 8 of Regulation
S-X.
Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these condensed financial statements as they are not required for interim financial statements under GAAP and the rules of the SEC. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any future period.
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
Liquidity and Going Concern
As of June 30, 2022, the Company had approximately $77,000 outside of the Trust Account, approximately $83,000 of interest income available in the Trust Account to pay for tax obligations and an accumulated

deficit of approximately $4.6 million.
On July 29, 2022, the Company consummated the aforementioned Business Combination and closed the related financing agreements. The Company will need substantial additional funding to support its continuing operations and to pursue its long-term development strategy. There is uncertainty regarding the ability to maintain liquidity sufficient to operate the business effectively, which raises substantial doubt as to the ability to continue as a going concern. The Company may seek additional funding through the issuance of the Company’s common stock, other equity or debt financings or collaborations or partnerships with other companies. The amount and timing of the Company’s future funding requirements will depend on many factors, including the pace and results of its clinical development efforts for its product candidates and other research, development, manufacturing, and commercial activities.
Emerging Growth Company
The Company is an “emerging growth company,” as defined in Section 2
(a) of the Securities Act, as modified by the JOBS Act, and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002
, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

APEXIGEN, INC.
(F/K/A BROOKLINE CAPITAL ACQUISITION CORP.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Further, Section 102
(b)(1)
of the JOBS Act exempts emerging growth compa
nies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of
June 30, 2022, there was approximately $167,000 of cash held in trust. As of December 31, 2021, the Company held no cash equivalents outside the
Trust Account.
Cash and Investments held in Trust Account
The Company’s portfolio of investments held in trust is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities are presented on the condensed consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these investments in interest income held in Trust Account in the accompanying condensed consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000, and investments held in Trust Account. As of June 30, 2022 and December 31, 2021, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Principles of Consolidation
The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

1
0

APEXIGEN, INC.
(F/K/A BROOKLINE CAPITAL ACQUISITION CORP.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Fair Value of Financial Instruments
As of June 30, 2022 and December 31, 2021, the carrying values of cash, prepaid expenses, accounts payable, accrued expenses, accrued expenses to related party, franchise tax payable and non-convertible
notes payable to related party approximate their fair values due to the short-term nature of the instruments.
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
Derivative Liabilities
The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including debt instruments and issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivative and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed
at the end of each reporting period.
The warrants issued in connection with its Initial Public Offering (the “Public Warrants”) are classified as equity. The Private Placement Warrants (as defined in Note 4) are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the Private Placement Warrants as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s condensed consolidated statements of operations. The fair value of the Private Placement Warrants was measured using a Monte Carlo simulation model.

1
1

APEXIGEN, INC.
(F/K/A BROOKLINE CAPITAL ACQUISITION CORP.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The determination of the fair value of the warrant liabilities may be subject to change as more current information becomes available and accordingly the actual results could differ significantly.
On May 2, 2022, the Company issued a convertible unsecured promissory note in the aggregate principal amount of up to $424,770, payable to the Sponsor. The Note is convertible at the Sponsor’s election upon the consummation of an initial Business Combination. Upon such election, the Note will convert, at a price of $10.00 per unit, into units identical to the Private Placement Units issued in connection with the Company’s Initial Public Offering. The conversion option is an embedded derivative under ASC 815 and is required to be recognized at fair value with subsequent changes in fair value recognized in Company’s condensed consolidated statements of operations each reporting period until the promissory note is repaid or converted. As of June 30, 2022, the fair value of the conversion option was approximately $5,000, see Notes 4 and 9.
Common Stock Subject to Possible Redemption
The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC 480. Common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable common stock (including shares of common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, 5,061,592 and 5,750,000 shares of common stock subject to possible redemption, respectively, were presented at their redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed consolidated balance sheets.
Under ASC 480, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of the reporting period. This method would view the end of the reporting period as if it were also the redemption date of the security. Effective with the closing of the Initial Public Offering (including the sale of the Over-Allotment Units), the Company recognized the remeasurement from initial book value to redemption amount value. Subsequent changes result from Additional Contributions deposited in the Trust Account. The changes in the carrying value of the common stock subject to possible redemption, results in charges against additional paid-in
capital (to the extent available) and accumulated deficit.
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
There were no unrecognized tax benefits as of June 30, 2022 and December 31, 2021. No amounts were accrued for the payment of interest and penalties at June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

1
2

APEXIGEN, INC.
(F/K/A BROOKLINE CAPITAL ACQUISITION CORP.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
The Company has not considered the effect of the Public Warrants and the Private Placement Warrants (as defined in Note 4) to purchase an aggregate of 2,998,500 shares of the Company’s common stock in the calculation of diluted net loss per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive under the treasury stock method. As a result, diluted net loss per share is the same as basic net loss per share for the three and six months ended June 30, 2022 and 2021. Remeasurement associated with the common stock subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.
The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share:

	For the three months ended June 30,				For the six months ended June 30,
	2022		2021		2022		2021
	redeemable	non-redeemable	redeemable	non-redeemable	redeemable	non-redeemable	redeemable	non-redeemable
Basic and diluted net loss per common share:
Numerator:
Allocation of net loss	$(1,266,510)	$(406,313)	$(217,778)	$(63,799)	$(3,161,898)	$(968,583)	$(337,086)	$(114,490)
Denominator:
Basic and diluted weighted average common shares outstanding	5,250,715	1,684,500	5,750,000	1,684,500	5,498,978	1,684,500	4,733,425	1,607,682

Basic and diluted net loss per common share	$(0.24)	$(0.24)	$(0.04)	$(0.04)	$(0.57)	$(0.57)	$(0.07)	$(0.07)

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

APEXIGEN, INC.
(F/K/A BROOKLINE CAPITAL ACQUISITION CORP.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
Note 4 - Related Party Transactions
Founder Shares
In May 2020, the Sponsor paid an aggregate of $25,000 on behalf of the Company to cover certain offering costs in exchange for the issuance of 1,437,500 shares of common stock (the “Founder Shares”) to the Sponsor. In July 2020, the Sponsor forfeited 57,500 Founder Shares for no consideration, and Ladenburg Thalmann & Co. Inc., the representative of the underwriters (“Ladenburg”), and certain of its employees purchased an aggregate of 57,500 shares of common stock (the “Representative Shares”) at an average purchase price of approximately $0.017 per share, for an aggregate purchase price of $977.50. The Company estimated the aggregate fair value of the Representative Shares to be approximately $288,000 on the date of tr ansfer. The difference in the issuance date estimated fair value of the Representative Shares, compared to the aggregate purchase price, was determined to be an offering cost of the
Company in accordance with Staff Accounting Bulletin Topic 5A. Accordingly, the offering cost was allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs related to the Representative Shares amounted to approximately $287,000, of which approximately $269,000 was charged to the initial carrying value of temporary equity related to the common stock subject to redemption and approximately $18,000 was charged to additional paid-in
capital related to the Public Warrants.
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

APEXIGEN, INC.
(F/K/A BROOKLINE CAPITAL ACQUISITION CORP.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
In connection with the Extension Amendment, the Sponsor, or its designees, has agreed to contribute to the Company as a loan of $0.033 for each Public Share that is not redeemed for each subsequent calendar month commencing on May 2, 2022, and on the 2nd day of each subsequent month, or portion thereof, that is needed by the Company to complete an initial Business Combination from May 2, 2022 until the end of the Combination Period. The amount of the Additional Contributions will not bear interest and will be repayable upon consummation of an initial Business Combination. The
Sponsor or its designees will have the sole discretion whether to continue extending for additional calendar months until the Extended Date and if the Sponsor determines not to continue extending for additional calendar months, its obligation to make Additional Contributions will terminate. Through June 30, 2022, the Company has issued three Extension Notes in the principal amount of $167,033 each to the
Sponsor
and the Sponsor deposited such funds into the Trust Account upon funding each Extension Note. The Company has recorded the three Extension Notes as nonconvertible promissory note – related party totaled
 $501,098 in the balance sheets as of June 30, 2022. The Company fully repaid the three Extension Notes upon Closing (see Note 1).

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
On May 2, 2022, the Company issued a Working Capital Loan in the aggregate principal amount of $424,770 to the Sponsor. The Working Capital Loan was issued to provide the Company with additional working capital during the extended period during which the Company must complete its initial business combination and will not be deposited into the Trust Account. The Company issued the Working Capital Loan to fund the Company’s working capital requirements. The Working Capital Loan is convertible at the Sponsor’s election upon the consummation of an initial business combination. Upon such election, the Working Capital Loan will convert, at a price of $10.00 per unit, into units identical to the Private Placement Units issued in connection with the Company’s initial public offering. As of June 30, 2022, the Company has borrowed approximately $359,000 of principal under a Working Capital Loan.

The Company recorded the Working Capital Loan as convertible promissory note – related party in the balance sheets. The Company fully repaid the Working Capital Loan upon Closing (see Note 1).

The conversion option embedded in the Working Capital Loan requires bifurcation pursuant to ASC 815. The conversion option is recognized at fair value upon funding under the Working Capital Loan, which creates an initial discount to the loan host component of the Working Capital Loan. Subsequent changes in fair value of the embedded conversion option are recognized each period in the condensed consolidated statements of operations. The initial discount to the loan host instrument is amortized to interest expense over the expected term of the Working Capital Loan using the effective interest method.

APEXIGEN, INC.
(F/K/A BROOKLINE CAPITAL ACQUISITION CORP.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2022, the Company had $359,697 borrowings outstanding under the Working Capital Loan. A reconciliation of the carrying value and the principal value, as of June 30, 2022, follows:

June 30, 2022

Principal value of convertible promissory note	$359,697
Fair value of conversion option	20,328
Debt discount	(18,362)

Carrying value of convertible promissory note—related party	$361,663

Administrative Support Agreement
Commencing on the effective date of the Company’s prospectus, the Company agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred $30,000 and $30,000 in administrative expenses-related party in the accompanying condensed consolidated statements of operations for the three months ended June 30, 2022 and 2021, respectively. The Company incurred $60,000 and $50,000 in administrative expenses-related party in the accompanying condensed consolidated statements of operations for the six months ended June 30, 2022 and 2021, respectively.
Financial Advisory Fees
The Company paid a fee of $25,000 to its Chief Financial Officer in February 2021 for financial advisory services to the Company.
An affiliate of the Company’s Sponsor provides financial advisory and investment banking services to the Company. The Company agreed to pay the affiliate a one-time
cash fee of $200,000 upon completion of the business combination with Apexigen and will reimburse the affiliate for out-of-pocket
expenses not to exceed $5,000 in aggregate. As of June 30, 2022, the Company has incurred approximately $171,000 of fees pursuant to the agreement, which is recognized as Accrued expenses – related party in the condensed consolidated balance sheets.
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

APEXIGEN, INC.
(F/K/A BROOKLINE CAPITAL ACQUISITION CORP.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
Pursuant to the terms of the Registration Rights Agreement, a copy of which is filed as Exhibit 10.4 to the Current Report on Form 8-K filed by the Company on August 4, 2022, within thirty
 (30) days of the Closing, the Post-Combination Company shall file with the SEC a new registration statement covering the resale of any shares of Common Stock purchased or otherwise acquired by Lincoln Park under the terms of the Purchase Agreement.
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

APEXIGEN, INC.
(F/K/A BROOKLINE CAPITAL ACQUISITION CORP.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

•	upon a minimum of 30 days’ prior written notice of redemption given after the Public Warrants become exercisable; and

•
if, and only if, the last sale price of the common stock equals or exceeds $
18.00
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
Note 7 - Common Stock Subject to Possible Redemption
The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 25,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 6,746,092 and 7,434,500 shares of common stock outstanding, of which 5,061,592 and 5,750,000 shares were subject to possible redemption and classified outside of permanent equity in the condensed consolidated balance sheets, respectively.
The common stock subject to possible redemption reflected on the condensed consolidated balance sheets is reconciled on the following table:

Gross proceeds	$57,500,000
Less:
Proceeds allocated to public warrants	(3,662,750)
Common stock issuance costs	(1,459,030)
Plus:
Remeasurement of carrying value to redemption value	5,696,780

Common stock subject to possible redemption, December 31, 2021	58,075,000
Increase in redemption value resulting from extension payment s	501,098
Redemption of common stock	(6,955,507)

Common stock subject to possible redemption, June 30, 2022	$51,620,591

APEXIGEN, INC.
(F/K/A BROOKLINE CAPITAL ACQUISITION CORP.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Stockholders’ Equity (Deficit)
Preference Shares-
The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. At June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Common Shares-
The Company is authorized to issue 25,000,000 common shares with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were 1,684,500 shares of common stock issued and outstanding, excluding 5,061,592 and 5,750,000 shares of common stock subject to possible redemption, respectively. See Note 7.
Note 9
-
Fair Value Measurements
The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 by level within the fair value hierarchy:
June 30, 2022:

Description	Quoted Prices in Active Markets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets - Investments held in Trust Account:
Mutual funds	$51,536,733	(1)	$—	$—
Liabilities:
Derivative warrant liabilities - Private	$—		$—	$14,090
Embedded derivative - promissory note	$—		$—	$20,328

(1) Excludes $167,033 of cash balance held within the Trust Account
December 31, 2021:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets - Investments held in Trust Account:
Mutual funds	$12,076	$—	$—
U.S. Treasury Securities	$58,073,257	$—	$—
Liabilities:
Derivative warrant liabilities—Private	$—	$—	$49,660
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers between levels of the fair value hierarchy during the six months ended June 30, 2022 and 2021.
Level 1 assets include investments in mutual funds invested in government securities and U.S. Treasury Securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.
The fair value of the Private Placement Warrants
was
 measured using a Monte Carlo simulation. For the three months ended June 30, 2022 and 2021, the Company recognized a non-operating
gain/(loss) of approximately $38,000 and ($120,000), respectively, in the condensed consolidated statements of operations resulting from a decrease/(increase) in the fair value of derivative warrant liabilities. For the six months ended June 30, 2022 and 2021, the Company recognized a non-operating
gain/(loss) of approximately $36,000 and ($169,000), respectively, in the condensed consolidated statements of operations resulting from a decrease/(increase) in the fair value of derivative warrant liabilities.

APEXIGEN, INC.
(F/K/A BROOKLINE CAPITAL ACQUISITION CORP.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The embedded conversion option in the Company’s Working Capital Loan is valued using a Black Scholes option pricing model. For the six months ended June 30, 2022, the Company recognized a change to the condensed consolidated statements of operations resulting from a decrease in the fair value of embedded conversion option of approximately $5,000, presented as change in fair value of derivative liabilities on the accompanying statement of operations.
The estimated fair value of the Private Placement Warrants and the embedded conversion option is determined using Level 3 inputs. Inherent in a Monte Carlo simulation and a Black Scholes option price model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon
yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.
The following table provides quantitative information related to derivative warrant liabilities, measured with Level 3 inputs, at their measurement dates:

	As of June 30, 2022	As of December 31, 2021

Volatility	10.7%	7.2%
Stock price	$10.16	$10.01
Expected life of the options to convert	5.1	5.5
Risk-free rate	3.01%	1.31%
Dividend yield	0.0%	0.0%
The following table provides quantitative information related to embedded derivatives, measured with Level 3 inputs, at their measurement date:

As of June 30, 2022
Volatility	18.1%-21.0%
Stock price	$10.17-$10.20
Expected life of the options to convert	5.3-5.5
Risk-free rate	2.93%-3.61%
Dividend yield	0.0%
The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the six months ended June 30, 2022 and 2021, are summarized as follows:

	Derivative Warrant Liabilities	Embedded Derivative

Level 3 - Derivative liabilities at January 1, 202 2	$49,650	$—
Change in fair value of derivative liabilitie s	2,850	—

Level 3 - Derivative liabilities at March 31, 2022	52,500	—
Issuance of embedded derivatives	—	25,473
Change in fair value of derivative liabilities	(38,410)	(5,145)

Level 3 - Derivative liabilities at June 30, 2022	$14,090	$20,328

Level 3-Derivative warrant liabilities at January 1, 2021	$—
Issuance of Private Warrants	159,560
Change in fair value of derivative warrant liabilities	49,160

Level 3-Derivative warrant liabilities at March 31, 2021	$208,720
Change in fair value of derivative warrant liabilities	119,800

Level 3-Derivative warrant liabilities at June 30, 2021	$328,520

APEXIGEN, INC.
(F/K/A BROOKLINE CAPITAL ACQUISITION CORP.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Subsequent Events
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
References to the “Company,” “Brookline Capital Acquisition Corp.,” “BCAC,” “our,” “us” or “we” refer to Brookline Capital Acquisition Corp. You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report. This discussion and other parts of this report contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Part I, Item 1A “Risk Factors” of our Annual Report on Form
10-K.
Overview
We are a former blank check company incorporated in Delaware on May 27, 2020. We were formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). For additional detail regarding our initial public offering and related transactions, see “Note 1 – Description of Organization and Business Operations – Prior to the Business Combination.” We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies. On July 29, 2022, we consummated our Business Combination with Legacy Apexigen (as defined below).
Recent Developments
Business Combination
On March 17, 2022, BCAC and Project Barolo Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of BCAC (“Merger Sub”), entered into a Business Combination Agreement (as amended by Amendment No. 1 to the Business Combination Agreement and as it may be further amended, supplemented or otherwise modified from time to time in accordance with its terms, the “Business Combination Agreement”) with Apexigen, Inc., a Delaware corporation (“Legacy Apexigen”).
On July 27, 2022, BCAC held an annual meeting of its stockholders at which BCAC’s stockholders voted to approve the proposals outlined in the final prospectus and definitive proxy statement, filed with the Securities and Exchange Commission (the “SEC”) on July 6, 2022 (the “Proxy Statement/Prospectus”), including, among other things, the adoption of the Business Combination Agreement. On July 29, 2022 (the “Closing Date”), as contemplated by the Business Combination Agreement and described in the section of the Proxy Statement/Prospectus entitled “Proposal No. 1 – The Business Combination Proposal” beginning on the page 154 of the Proxy Statement/Prospectus, BCAC consummated the transactions contemplated by the Business Combination Agreement, whereby, (i) Merger Sub merged with and into Legacy Apexigen, with Legacy Apexigen continuing as the surviving corporation, resulting in Legacy Apexigen becoming a wholly owned subsidiary of BCAC (the “Merger” and, together with the other transactions contemplated by the Business Combination Agreement, the “Business Combination”).
Pursuant to the Business Combination Agreement:

•
holders of existing shares of Common Stock of Legacy Apexigen (following the conversion of each issued and outstanding share of Legacy Apexigen’s preferred stock into shares of Common Stock of Legacy Apexigen prior to the effective time of the Merger) (the “Legacy Apexigen Stockholders”), received 18,151,571 shares of the Company’s Common Stock, pursuant to the Exchange Ratio of 0.102448 shares for each share of Legacy Apexigen Common Stock held;

•
holders of options to purchase Common Stock of Legacy Apexigen (the “Legacy Apexigen Stock Options”) received options to acquire 3,415,868 shares of the Company’s Common Stock pursuant to the Exchange Ratio; and

•
a holder of a warrant to purchase shares of Common Stock and Preferred Stock of Legacy Apexigen (the “Legacy Apexigen Warrant”) received a warrant to acquire 4,321 shares of the Company’s Common Stock pursuant to the Exchange Ratio.

Following the Closing, the Legacy Apexigen Stockholders hold approximately 84.6% of the outstanding shares of the Company, and Legacy Apexigen is a wholly owned subsidiary of the Company. On August 1, 2022, the Company’s Common Stock and the Company’s Public Warrants began trading on the Nasdaq Capital Market under the symbols “APGN” and “APGNW,” respectively.
The foregoing description of the Business Combination does not purport to be complete and is qualified in its entirety by the full text of the Business Combination Agreement, which is attached as Exhibit 2.1 to the Current Report on Form 8-K filed by the Company on August 4, 2022 and is incorporated herein by reference.
Closing of PIPE Investments
In connection with the execution of the Business Combination Agreement, BCAC entered into subscription agreements with certain investors (collectively, the “Subscription Agreements” and such investors, the “PIPE Investors”), pursuant to which the PIPE Investors, contingent upon the consummation of the Business Combination, agreed to subscribe for and purchase, and BCAC agreed to issue and sell to the PIPE Investors, an aggregate of 1,502,000 units (each a “PIPE Unit”) at a purchase price of $10.00 per unit for an aggregate purchase price of $15,020,000 (the “PIPE Investment”). Each PIPE Unit consists of one share of BCAC Common Stock and one-half
of one warrant. Each whole warrant entitles the PIPE Investor to purchase one share of BCAC Common Stock at an exercise price of $11.50 per share during the period commencing 30 days after the Closing and terminating on the five-year anniversary of the Closing. Pursuant to the Subscription Agreements, BCAC agreed to provide the PIPE Investors with certain registration rights with respect to the PIPE Units. The PIPE Investment was consummated substantially concurrently with the Closing and the Company received $14,520,000 of the expected $15,020,000 from PIPE Investors. The Company expects to receive the remaining $500,000 once a final investor satisfies applicable regulatory requirements.
A description of the Subscription Agreements is included in the Proxy Statement/Prospectus in the section titled “Other Agreements – Subscription Agreements” beginning on page 294 of the Proxy Statement/Prospectus. The foregoing description of the Subscription Agreements is a summary only and is qualified in its entirety by the full text of the form of Subscription Agreement, a copy of which is attached as Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on August 4, 2022 and is incorporated herein by reference.
Lincoln Park Purchase Agreement
Concurrently with the execution of the Business Combination Agreement, BCAC, Legacy Apexigen, and Lincoln Park Capital Fund, LLC (“Lincoln Park”) entered into a Purchase Agreement (the “Lincoln Park Purchase Agreement”), pursuant to which the Company has the right to direct Lincoln Park to purchase from the Company up to an aggregate amount of $50,000,000 of the Company’s Common Stock from time to time over a
24-month
period following the Closing, subject to certain limitations contained in the Lincoln Park Purchase Agreement, and a Registration Rights Agreement, providing for the registration of the shares of the Company’s Common Stock issuable in respect of the Lincoln Park Purchase Agreement. On the date of the Closing, the Company issued to Lincoln Park 150,000 shares of the Company’s Common Stock. Additionally, the Company will issue to Lincoln Park $1,500,000 of the Company’s Common Stock on the date that is 90 calendar days after the date of the Closing at the purchase price equal to the arithmetic average of the last closing sale price for the Company’s Common Stock during the 10 consecutive business days ending on the business day immediately preceding the delivery of such shares, provided that in no event shall the amount of such shares exceed 500,000.
A description of the Lincoln Park Purchase Agreement and Lincoln Park Registration Rights Agreement is included in the Proxy Statement/Prospectus in the section titled “Other Agreements – Lincoln Park Purchase Agreement and Registration Rights Agreement” beginning on page 294 of the Proxy Statement/Prospectus. The foregoing description of the Lincoln Park Purchase Agreement and Lincoln Park Registration Rights Agreement is a summary only and is qualified in its entirety by the full text of the Lincoln Park Purchase Agreement and Lincoln Park Registration Rights Agreement, copies of which are attached as Exhibits 10.3 and 10.4 to the Current Report on Form 8-K filed by the Company on August 4, 2022 and are incorporated herein by reference.

Going Concern
As of June 30, 2022, we had approximately $77,000 in our operating bank account and an accumulated
deficit of approximately $4.6 million.
Our liquidity needs to date have been satisfied through a payment of $25,000 from our Sponsor to pay for certain offering costs in exchange for the issuance of 1,437,500 shares of common stock (the “Founder Shares”), a loan under of approximately $116,000 under a promissory note from our Sponsor (the “Note”), and the net proceeds from the consummation of the Private Placement not held in the Trust Account. We fully repaid the Note on February 2, 2021. In addition, in order to finance transaction costs in connection with an Initial Business Combination, our officers, directors and initial stockholders may, but are not obligated to, provide us Company Working Capital Loans. As of June 30, 2022, the Company has borrowed approximately $359,000 of principal under a Working Capital Loan. In connection with the Extension Amendment, through June 30, 2022, we have issued three Extension Notes in the principal amount of $167,033 each to our Sponsor. Our Sponsor deposited such funds into the Trust Account upon funding each Extension Note.
On July 29, 2022, the Company consummated the aforementioned Business Combination and closed the related financing agreements. The Company will need substantial additional funding to support its continuing operations and to pursue its long-term development strategy. There is uncertainty regarding the ability to maintain liquidity sufficient to operate the business effectively, which raises substantial doubt as to the ability to continue as a going concern. The Company may seek additional funding through the issuance of the Company’s common stock, other equity or debt financings or collaborations or partnerships with other companies. The amount and timing of the Company’s future funding requirements will depend on many factors, including the pace and results of its clinical development efforts for its product candidates and other research, development, manufacturing, and commercial activities.
Results of Operations
During the three months ended June 30, 2022, our entire activity has been limited to the search for a prospective initial business combination, and we will not be generating any operating revenues until the closing and completion of our initial business combination. We expect to continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended June 30, 2022, we had a net loss of approximately $1.7 million, which consisted of approximately $1.8 million in general and administrative expenses, $30,000 of administrative expenses—related party, approximately $17,000 in franchise tax expense, and approximately $7,000 in interest expense, offset by approximately $44,000 of non-cash
gain of change in fair value of derivative liabilities, and approximately $71,000 in interest income from investments held in the Trust Account.
For the three months ended June 30, 2021, we had a loss of approximately $282,000, which consisted of approximately $113,000 of general and administrative expenses, $30,000 of administrative expenses—related party, approximately $20,000 of franchise tax expense, a non-operating
loss of approximately $120,000 for changes in fair value of derivative liabilities, partially offset by approximately $2,000 net gain from investments held in the Trust Account.
For the six months ended June 30, 2022, we had a net loss of approximately $4.1 million, which consisted of approximately $4.2 million in general and administrative expenses, $60,000 of administrative expenses—related party, approximately $37,000 in franchise tax expense, and approximately $7,000 of interest expense, offset by approximately $41,000 of non-cash
gain of change in fair value of derivative liabilities, approximately $73,000 in interest income from investments held in the Trust Account.
For the six months ended June 30, 2021, we had a loss of approximately $452,000, which consisted of approximately $195,000 of general and administrative expenses, $50,000 of administrative expenses—related party, approximately $42,000 of franchise tax expense, a non-operating
loss of approximately $169,000 for changes in fair value of derivative liabilities, partially offset by approximately $4,000 net gain from investments held in the Trust Account.

Commitments and Contingencies
Administrative Support Agreement
Commencing on the effective date of the prospectus, we agreed to pay an affiliate of our Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, we will cease paying these monthly fees. We incurred $30,000 and $30,000 in administrative expenses-related party in the accompanying condensed consolidated statements of operations for the three months ended June 30, 2022 and 2021, respectively. We incurred $60,000 and $50,000 in administrative expenses-related party in the accompanying condensed consolidated statements of operations for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022 and December 31, 2021, the Company had $60,000 and $30,000 payable for these services, respectively.
Financial Advisory Fees
We paid a fee of $25,000 to our Chief Financial Officer in February 2021 for financial advisory services to the Company.
An affiliate of our Sponsor provides financial advisory and investment banking services to the Company. We agreed to pay the affiliate a one-time
cash fee of $200,000 upon completion of the business combination with Apexigen and reimburse the affiliate for out-of-pocket
expenses not to exceed $5,000 in aggregate. As of June 30, 2022, we have incurred approximately $171,000 of fees pursuant to the agreement, which is recognized as Accrued expenses – related party in the accompanying condensed consolidated balance sheets.
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
Purchase Agreement
In consideration for entering into the Purchase Agreement, the Post-Combination Company is required to issue to Lincoln Park, on the date of the Closing, 150,000 shares of Common Stock, and on the date that is ninety (90) days after the Closing, $1,500,000 of shares of Common Stock at a price equal to the arithmetic average of the closing sale price for the Common Stock on Nasdaq during the ten (10) consecutive business days immediately preceding the issuance of such shares; provided, that in no event shall the amount of such shares exceed 500,000. Pursuant to the terms of the Registration Rights Agreement, a copy of which is filed as Exhibit 10.4 to the Current Report on Form 8-K filed by the Company on August 4, 2022, within thirty (30) days of the Closing, the Post-Combination Company shall file with the SEC a new registration statement covering the resale of any shares of Common Stock purchased or otherwise acquired by Lincoln Park under the terms of the Purchase Agreement.

Critical Accounting Estimates
The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Note 2 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report. Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of our financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our 2021 Annual Report on Form
10-K
filed with the SEC on April 7, 2022. There have been no significant changes in the application of our critical accounting policies during the six months ended June 30, 2022.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period ended June 30, 2022, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of June 30, 2022, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex features of the common stock and warrants issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of February 8, 2021 and its interim financial statements for the quarters ended March 31, 2021 and June 30, 2021. Additionally, this material weakness could result in a misstatement of the warrant liability, common stock subject to redemption and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the three months ended June 30, 2022 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below:
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
PART II - OTHER INFORMATION
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
As of June 30, 2022, we had approximately $77,000 of cash and an accumulated
deficit of approximately $4.6 million. On July 29, 2022, we consummated the aforementioned Business Combination and closed the related financing agreements. We will need substantial additional funding to support our continuing operations and to pursue our long-term development strategy. Management plans to seek additional funding through the issuance of common stock, other equity or debt financings or collaborations or partnerships with other companies (see Note 2 under “Liquidity and Going Concern”). We cannot assure you that the proceeds from the aforementioned Business Combination will be sufficient to fund our operations. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this report do not include any adjustments that might result from our inability to continue as a going concern.
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
The sale of the Public Units in connection with our IPO and the Private Placement Units generated gross proceeds of $58,075,000, which were placed in the Trust Account. The net proceeds of the Initial Public Offering and certain proceeds from the Private Placement Units were invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting certain conditions of Rule
2a-7
of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account.
Transaction costs related to the Initial Public Offering amounted to $1,395,000, consisting of $750,000 of underwriting fees and $532,500 of other offering costs. The underwriters’ exercise of their full over-allotment option generated an additional $112,500 of underwriting fees. In addition, as of June 30, 2022, the Company had an accumulated
deficit of approximately $4.6 million, and on May 2, 2022, the Company received from our Sponsor funds in the amount of $424,700 to be used for working capital in consideration for the issuance by the Company of the Working Capital Note.

There has been no material change in the planned use of the proceeds from the initial public offering and private placement as is described in our final prospectus related to the Initial Public Offering.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit Number	Description

2.1	Amendment No. 1 to Business Combination Agreement, dated as of June 26, 2022 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by BCAC on June 27, 2022).

3.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by BCAC on April 26, 2022).

10.1	Promissory Note dated May 2, 2022 issued in favor of Brookline Capital Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by BCAC on May 2, 2022).

10.2	Promissory Note dated May 2, 2022 issued in favor of Brookline Capital Holdings, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by BCAC on May 2, 2022).

10.3	First Amended and Restated Promissory Note dated June 2, 2022 issued in favor of Brookline Capital Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by BCAC on June 2, 2022).

10.4	Second Amended and Restated Promissory Note dated June 29, 2022 issued in favor of Brookline Capital Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by BCAC on June 30, 2022).

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	INLINE XBRL Instance Document

101.SCH	INLINE XBRL Taxonomy Extension Schema Document

101.CAL	INLINE XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	INLINE XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	INLINE XBRL Taxonomy Extension Label Linkbase Document

101.PRE	INLINE XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

August 18, 2022	APEXIGEN, INC.

	By:	/s/ Xiaodong Yang
	Name:	Xiaodong Yang, M.D., Ph.D.
	Title:	President and Chief Executive Officer