Form 10-Q
period 2023-03-31
Apexigen, Inc.
filed 2023-05-15
CIK 1814140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number: 001-39488

Apexigen, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	85-1260244
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
900 Industrial Road, Suite C San Carlos, CA	94070
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 931-6236

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	APGN	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one share of Common Stock at an exercise price of $11.50 per share	APGNW	The Nasdaq Stock Market LLC

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

As of May 5, 2023, the registrant had 24,660,587 shares of common stock, $0.0001 par value per share, outstanding.

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
•
our expectations regarding the anticipated benefits of the Business Combination (as defined in our notes to unaudited condensed consolidated financial statements in this Quarterly Report);
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
•
the impact of rising interest rates and geopolitical risks on our business and operations;
•
the impact of our corporate restructuring to explore strategic alternatives, including the impacts of our reduction in the size of our workforce and adoption of a retention plan in connection with such restructuring;
•
our ability to retain, manage and motivate members of our senior management team and other key personnel;
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

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements.

APEXIGEN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,730	$14,802
Short-term investments	-	1,997
Prepaid expenses and other current assets	2,123	2,618
Deferred financing costs, current	1,776	1,776
Total current assets	16,629	21,193
Property and equipment, net	-	150
Right-of-use assets	-	100
Deferred financing costs, non-current	592	1,036
Other assets	355	376
Total assets	$17,576	$22,855
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,809	$5,343
Accrued liabilities	5,494	5,359
Deferred revenue	6,150	5,659
Lease liabilities, current portion	-	106
Total current liabilities	14,453	16,467
Derivative warrant liabilities	10	11
Total liabilities	14,463	16,478
Commitment and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.0001 par value; 1,000,000,000 shares authorized as of March 31, 2023 (unaudited) and December 31, 2022; 24,652,546 and 22,646,015 shares issued and outstanding as of March 31, 2023 (unaudited) and December 31, 2022, respectively	2	2
Additional paid-in capital	185,957	183,168
Accumulated deficit	(182,846)	(176,793)
Total stockholders’ equity	3,113	6,377
Total liabilities and stockholders’ equity	$17,576	$22,855

See accompanying notes to unaudited condensed consolidated financial statements.

APEXIGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Operating expenses:
Research and development	$2,937	$7,108
General and administrative	3,279	1,986
Total operating expenses	6,216	9,094
Loss from operations	(6,216)	(9,094)
Other income, net	163	52
Net loss	$(6,053)	$(9,042)
Net loss per share	$(0.25)	$(0.50)
Weighted-average common shares used to compute net loss per share, basic and diluted	24,156,890	18,084,751
Comprehensive Loss:
Net loss	$(6,053)	$(9,042)
Other comprehensive loss
Unrealized gain on marketable securities	-	2
Comprehensive loss	$(6,053)	$(9,040)

See accompanying notes to unaudited condensed consolidated financial statements.

APEXIGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amounts	Capital	Deficit	Income (Loss)	Equity (Deficit)
Balance at January 1, 2023	22,646,015	$2	$183,168	$(176,793)	$-	$6,377
Private offering, net of transaction costs of $659	1,995,708	-	2,132	-	-	2,132
Vesting of restricted stock units	10,823	-	170	-	-	170
Stock-based compensation	-	-	487	-	-	487
Net loss	-	-	-	(6,053)	-	(6,053)
Other comprehensive loss	-	-	-	-	-	-
Balance at March 31, 2023	24,652,546	$2	$185,957	$(182,846)	$-	$3,113

See accompanying notes to unaudited condensed consolidated financial statements.

	Three Months Ended March 31, 2022
	Convertible Preferred Stock		Common Stock		Additional Paid-In		Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amounts	Shares	Amounts	Capital		Deficit	Loss	Equity (Deficit)
Balance at January 1, 2022, as previously reported	145,130,628	$158,707	31,070,665	$31	$7,991		$(144,724)	$(4)	$(136,706)
Retroactive application of recapitalization	(145,130,628)	(158,707)	(13,019,073)	(29)	158,736		-	-	158,707
Balance at January 1, 2022, as adjusted	-	-	18,051,592	2	166,727		(144,724)	(4)	22,001
Exercise of stock options	-	-	33,276	-	50		-	-	50
Stock-based compensation	-	-	-	-	421		-	-	421
Net loss	-	-	-	-	-		(9,042)	-	(9,042)
Other comprehensive loss	-	-	-	-	-		-	2	2
Balance at March 31, 2022	-	$-	18,084,868	$2	$167,198	-	$(153,766)	$(2)	$13,432

See accompanying notes to unaudited condensed consolidated financial statements.

APEXIGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,053)	$(9,042)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	17	28
Stock-based compensation	486	421
Expense from restricted stock units	170	-
Accretion of discount and amortization of premiums on marketable securities	(3)	18
Amortization of deferred financing costs	444	-
Change in fair value of derivative warrant liabilities	(1)	-
Non-cash lease expense	100	100
Gain on disposals	(16)	-
Changes in current assets and liabilities:
Prepaid expenses and other current assets	495	(18)
Other assets	20	(100)
Accounts payable	(2,798)	(402)
Accrued expenses	(8)	251
Deferred revenue	491	507
Lease liabilities	(106)	(103)
Net cash used in operating activities	(6,762)	(8,340)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	-	(43)
Sales of property and equipment	150	-
Purchases of marketable securities	-	(8,937)
Sales of marketable securities	2,000	11,500
Net cash provided by investing activities	2,150	2,520
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from private offering	2,791	-
Payments of transaction costs	(251)	(122)
Proceeds from exercise of stock options	-	50
Net cash provided by (used in) financing activities	2,540	(72)
Net decrease in cash and cash equivalents	(2,072)	(5,892)
Cash and cash equivalents, beginning of period	14,802	23,443
Cash and cash equivalents, end of period	$12,730	$17,551
Supplemental disclosure of non-cash investing and financing activities:
Transaction costs in accounts payable and accrued liabilities at period end	$408	$1,204

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

In March 2022, Brookline Capital Acquisition Corp. (“BCAC”) and Apexigen America, Inc., which was then known as Apexigen, Inc. (“Legacy Apexigen”), entered into a business combination agreement (“Business Combination Agreement”) pursuant to which BCAC and Legacy Apexigen agreed to combine, with Legacy Apexigen’s equityholders owning a majority of the equity in the combined public company. The transactions contemplated under the Business Combination Agreement (the “Business Combination”) closed in July 2022. At that time, a subsidiary of BCAC merged with and into Legacy Apexigen with Legacy Apexigen surviving the business combination as a wholly owned subsidiary of BCAC. Additionally, BCAC changed its name to Apexigen, Inc. and Legacy Apexigen changed its name to Apexigen America, Inc.

Legacy Apexigen was incorporated in Delaware in 2010, the year Legacy Apexigen was spun-out of Epitomics, Inc. (“Epitomics”), which was a California-based biotechnology company that was acquired by Abcam plc in 2012. Legacy Apexigen was spun-out of Epitomics to focus on the discovery, development, and commercialization of humanized monoclonal antibody therapeutics.

Liquidity and Capital Resources

On February 27, 2023, we announced that we were implementing a corporate restructuring to extend our cash runway as we review and explore strategic alternatives. As part of the restructuring, which was approved by our board of directors on February 23, 2023, we announced plans to reduce the size of our workforce by 55%, impacting up to 11 of our 20 employee positions. We eliminated eight employee positions as of March 31, 2023 and do not expect to eliminate any additional positions in the second or third quarter of 2023. As a result of the restructuring, we incurred severance costs of $0.3 million during the three months ended March 31, 2023.

As of March 31, 2023, we had approximately $12.7 million of cash and cash equivalents, and expect to fund our operations into the fourth quarter of 2023 based on current operations assuming no additional proceeds from our equity line agreement with Lincoln Park Capital Fund, LLC ("Lincoln Park") or any other potential financing or business development transactions. We have incurred substantial losses and negative cash flows from operations since inception and had an accumulated deficit of $182.8 million as of March 31, 2023. Since inception through March 31, 2023, we have funded operations primarily through the issuance of equity, proceeds from collaborative research and development agreements, and borrowings under a debt arrangement. Due to our significant research, development, and manufacturing expenditures, we have generated operating losses in all periods presented. We expect to incur substantial additional losses in the future as we advance and expand our research and development activities and prepare to pursue the potential regulatory approval and commercialization of our product candidates. Based on our research and development activities and plans, there is uncertainty regarding our ability to maintain liquidity sufficient to operate the business effectively, which raises substantial doubt as to our ability to continue as a going concern.

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

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP"), and in our opinion, include all adjustments of a normal recurring nature necessary for fair financial statement presentation. Interim results are not necessarily indicative of the results to be expected for the full year ending December 31, 2023. We have made estimates and assumptions that affect the amounts reported and disclosed in the unaudited interim consolidated financial statements and the accompanying notes. Actual results could differ materially from these estimates.

These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2022 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

As a result of the merger in 2022, we have retrospectively applied the effect of our 1:0.102448 reverse stock split to all shares outstanding, earnings per share, and equity plan amounts for all periods presented.

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

Segment Reporting

We have one operating segment, which is the business of researching, developing and commercializing antibody therapeutics for oncology. Our chief operating decision maker, our Chief Executive Officer, manages our operations on an aggregated basis for the purposes of allocating resources and evaluating financial performance.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with original maturities of three months or less from the purchase date to be cash equivalents. Cash equivalents consist primarily of amounts invested in money market funds. The carrying amount of cash equivalents approximates their fair value.

Short-Term Investments

Short-term investments consist of U.S. treasury securities with original maturities of greater than three months from the date of purchase but less than one year from the balance sheet date. Such investments are considered available-for-sale and reported at fair value with unrealized gains and losses included as a component of stockholders’ equity. The amortized cost of the securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included as other income, net in the consolidated statements of operations and comprehensive loss. Realized gains and losses and declines in fair value determined to be other-than-temporary, if any, on investments are included in other income, net. We determine the cost of securities sold using the specific identification method.

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

Concentrations of Credit and Other Risks

Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash and cash equivalents on deposit with financial institutions, the balance of which frequently exceed federally insured limits. On March 10, 2023, Silicon Valley Bank was closed by the California Department of Financial Protection and Innovation, which appointed Federal Deposit Insurance Corporation as receiver. If any of the financial institutions with whom we do business were to be placed into receivership, we may be unable to access to the cash we have on deposit with such institutions. If we are unable to access our cash and cash equivalents as needed, our financial position and ability to operate our business could be adversely affected. We limit our credit risk associated with cash and cash equivalents by placing them with financial institutions we believe are of high quality. We have not experienced any losses on our deposits of cash. As of March 31, 2023, we had no off-balance sheet concentrations of credit risk.

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

Impairment of Long-Lived Assets

Our long-lived assets are comprised principally of our property and equipment and right-of-use lease assets. We periodically evaluate our long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets or group of assets may not be fully recoverable. We deem a long-lived asset impaired when the undiscounted future cash flows expected to be generated by the asset or group of assets is less than the carrying amount of the assets. If there is an impairment, we would reduce the carrying amount of the assets through an impairment charge, to their estimated fair values based on a discounted cash flow approach or, when available and appropriate, to comparable market values. We recorded no impairment of long-lived assets during the three months ended March 31, 2023 and 2022.

Deferred Financing Costs

Deferred financing costs consist of direct costs and commitment fees directly attributable to the commencement of the equity line agreement with Lincoln Park upon the closing of the merger in July 2022. We capitalize deferred financing costs and amortize these costs over the 24 months of the equity line agreement. As of March 31, 2023, deferred financing costs totaled $2.4 million. Amortization expense for deferred financing costs was $0.4 million for the three months ended March 31, 2023.

Revenue Recognition

Under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, we recognize revenue when we transfer promised goods or services to customers in an amount that reflects the consolidated balance sheets to which we expect to be entitled in exchange for those goods or services. We have not commenced sales of our drug candidates and did not have a product approved for marketing as of March 31, 2023.

We may also earn contingent fees, including milestone payments based on counterparty performance and royalties on sales, from collaborations and other out-license arrangements. We will recognize milestone payments as revenue once the underlying events are probable of being met and there is not a significant risk of reversal. We will recognize sales-based royalties as revenue when the underlying sales occur. In October 2019, Novartis’ Beovu® product, which is covered by one of our out-license agreements, was approved for commercial product sale. Under this agreement, Novartis is obligated to pay us a very low single-digit royalty on net sales of the Beovu product. However, Novartis has disputed its obligation to pay us royalties on Beovu sales under this agreement. As a result, we have determined that any sales-based Beovu product royalty revenue that we may earn under this agreement is currently fully constrained. We have recorded the royalty proceeds as deferred revenue in the consolidated balance sheets. As of March 31, 2023 and December 31, 2022, deferred revenue totaled $6.2 million and $5.7 million, respectively.

Lease

We determine if an arrangement is a lease at inception and if so, we determine whether the lease qualifies as an operating or a finance lease. We previously leased our principal facility under a non-cancelable operating lease agreement with a lease term ended in March 2023. We currently lease our facility under a six-month short term lease that commenced in March 2023. We recognize the monthly rent of $2,000 as rent expense and include it in operating expenses in the consolidated statements of operations and comprehensive income. As of March 31, 2023 and December 31, 2022, the right-of-use assets were zero and $0.1 million, respectively, and lease liabilities were zero and $0.1 million, respectively. Rent expense was $0.1 million for the three months ended March 31, 2023 and 2022, respectively.

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

Transaction Costs

Transaction costs consist of direct legal, accounting, filing and other fees and costs directly attributable to our exploration of strategic alternatives. We expense transaction costs in the period in which the costs are incurred and the services are received. Transaction costs were $0.2 million for the three months ended March 31, 2023 and they were included as general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss.

Common Stock Warrant

We record at fair value freestanding puttable or redeemable warrants, or warrants which are not considered to be indexed to our stock and include this amount in accrued expenses on our consolidated balance sheets as of December 31, 2021. On the closing date of the merger in July 2022, the preferred stock warrant that was outstanding immediately before closing became a common stock warrant. We adjusted the carrying value of such warrant to its estimated fair value at the closing date of the merger based upon the value of our common stock warrant and reclassified estimated fair value at the closing date of the merger from accrued expenses to additional paid-in capital on the closing date of the merger. This common stock warrant of 4,321 shares is outstanding as of March 31, 2023.

Public Warrants

The public warrants, issued in connection with the BCAC's initial public offering prior to the merger and the private offering transactions completed in July 2022 and January 2023, are classified as equity (see Note 7).

Derivative Warrant Liabilities

We account for the private placement warrants (see Note 7) issued in connection with the initial public offering as derivative warrant liabilities in accordance with FASB ASC Topic 815, “Derivative and Hedging”. Accordingly, we recognize the private placement warrants as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized and included as other income, net in the condensed consolidated statements of operations and comprehensive loss. We measured the fair value of the private placement warrants using a Black-Scholes option-pricing model. The determination of the fair value of the warrant liabilities may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. As of March 31, 2023 and December 31, 2022, deferred warrant liabilities were approximately $10,000 and $11,000, respectively. Change in fair value of derivative warrant liabilities was not significant for the three months ended March 31, 2023.

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

Major Vendor

We had a major vendor that accounted for approximately 15.0% and 42.1% of the research and development expenses for the three months ended March 31, 2023 and 2022, respectively. The same vendor also accounted for approximately 11.5% and 24.8% of the total accounts payable and accrued liabilities as of March 31, 2023 and December 31, 2022, respectively. Moreover, there is another vendor that accounted for approximately 43.3% and 33.6% of the total accounts payable and accrued liabilities as of March 31, 2023 and December 31, 2022, respectively, but we did not incur any expenses with this vendor during the three months ended March 31, 2023 and 2022.

We had additional two vendors that accounted for approximately 12.8% and 10.1% of the general and administrative expenses for the three months ended March 31, 2023, respectively. The same vendors did not account for a major portion of accounts payable and accrued liabilities as of March 31, 2023.

3. Merger

Under the Business Combination Agreement, Legacy Apexigen was valued at $205.0 million on a fully diluted basis, net of exercise proceeds for Legacy Apexigen’s pre-closing stock options. On July 29, 2022, Legacy Apexigen and BCAC consummated the Business Combination or merger, contemplated by the Business Combination Agreement, with Legacy Apexigen surviving the merger as a wholly-owned subsidiary of BCAC. Also at closing, BCAC changed its name to Apexigen, Inc. and Legacy Apexigen changed its name to Apexigen America, Inc.

Upon the closing of the merger, we amended and restated our certificate of incorporation to, among other things, increase the total number of authorized shares of capital stock to 1,020,000,000 shares, of which 1,000,000,000 shares were designated common stock, $0.0001 par value per share, and of which 20,000,000 shares were designated preferred stock, $0.0001 par value per share.

Immediately prior to the closing of the merger, each issued and outstanding share of Legacy Apexigen’s convertible preferred stock, was converted into shares of common stock based on a one-to-one ratio (see Note 7). The merger is accounted for with a retrospective application that results in 145,130,628 shares of convertible preferred stock converting into the same number of shares of Legacy Apexigen's common stock.

Upon the consummation of the merger, each share of Legacy Apexigen common stock issued and outstanding was canceled and converted into the right to receive 0.102448 shares (the “Exchange Ratio”) of BCAC's common stock (the “Per Share Merger Consideration”).

Outstanding stock options, whether vested or unvested, to purchase shares of Legacy Apexigen's common stock granted under the 2010 and 2020 Plan (“Legacy Options”) (see Note 8) converted into stock options for shares of our common stock upon the same terms and conditions that were in effect with respect to such stock options immediately prior to the merger, after giving effect to the Exchange Ratio.

Outstanding warrants to purchase shares of common stock remained outstanding after the closing of the merger. The warrants became exercisable 30 days after the completion of the merger, subject to other conditions, including with respect to the effectiveness of a registration statement covering the shares of common stock underlying such warrants, and will expire five years after the completion of the merger or earlier upon redemption or liquidation (see Note 2 and Note 7).

In connection with the merger, certain stockholders exercised their right to redeem certain of their outstanding shares for cash, resulting in the redemption of 4,618,607 shares of common stock for gross redemption payments of $47.2 million. In addition, a number of investors purchased an aggregate of 1,452,000 shares of common stock (the “PIPE Shares”), for a purchase price of $10.00 per share, as applicable, for an aggregate purchase price of $14.5 million pursuant to separate subscription agreements. The PIPE transaction closed simultaneously with the consummation of the merger. In connection with the Business Combination, we incurred direct and incremental costs of approximately $9.2 million related to the equity issuance, consisting primarily of investment banking, legal, accounting, and other professional fees, which we recorded to additional paid-in capital as a reduction of proceeds.

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

Upon closing of the merger, we received gross proceeds of $19.0 million from the merger and PIPE financing, offset by transaction costs of $9.2 million recorded in 2022 and BCAC's Extension and Working Capital Notes repayment of $0.9 million. The following table reconciles the elements of the merger to the consolidated statements of cash flows and the consolidated statement of changes in stockholders’ equity (in thousands):

Cash - BCAC's trust (net of redemption)	$4,435
Cash - Private offering	14,520
Less: BCAC's Extension and Working Capital Notes repayment in 2022	(861)
Proceeds from merger and private offering for the year ended December 31, 2022	18,094
Less: transaction costs paid in 2022	(9,221)
Net proceeds from merger and private offering for the year ended December 31, 2022	8,873
Less: transaction costs paid in 2021	(11)
Plus: net assets of BCAC	(394)
Merger and private offering for the year ended December 31, 2022	$8,468

The number of shares of common stock issued immediately following the consummation of the merger was:

Common stock, outstanding prior to merger	5,061,592
Less: redemption of BCAC shares	(4,618,607)
Common stock of BCAC	442,985
BCAC Sponsor shares	1,190,979
BCAC Representative shares	57,500
Shares issued in private offering	1,452,000
Business combination and private offering shares	3,143,464
Legacy Apexigen shares	18,147,032
Total shares of common stock immediately after merger	21,290,496
Exercise of Legacy Apexigen common stock warrant	4,539
Shares issued to Lincoln Park (Note 6)	150,000
Total shares of common stock on July 29, 2022	21,445,035

The number of Legacy Apexigen's shares was determined as follows:

	Legacy Apexigen Shares	Legacy Apexigen Shares, effected for Exchange Ratio
Balance as of December 31, 2020	30,521,693	3,126,980
Recapitalization applied to Convertible Preferred Stock outstanding at December 31, 2020	145,130,628	14,868,374
Exercise of common stock options - 2021	548,972	56,238
Exercise of common stock options - 2022 (pre-Closing)	702,074	71,922
Exercise of common stock restricted awards - 2022 (pre-Closing)	229,556	23,518
Total Legacy Apexigen shares as of July 29, 2022	177,132,923	18,147,032

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

As of March 31, 2023, our cash equivalents consisted of money market funds with less than a three-month maturity. Our short-term investments was zero as of March 31, 2023. Money market funds are classified as Level 1 because they are valued using quoted market prices. As of December 31, 2022, we had short-term investments consisted of U.S. treasury securities and they are classified as Level 1 because they are valued using quoted market prices.

In certain cases where there is limited activity or less transparency around the inputs to valuation, we classify securities as Level 3. Level 3 liabilities consist of derivative warrant liabilities.

The following tables set forth the financial instruments that we measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	March 31, 2023
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$9,549	$-	$-	$9,549
Total	$9,549	$-	$-	$9,549
Financial liability:
Derivative warrant liabilities	$-	$-	$10	$10
Total	$-	$-	$10	$10

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$14,671	$-	$-	$14,671
U.S. treasury securities	1,997	-	-	1,997
Total	$16,668	$-	$-	$16,668
Financial liability:
Preferred stock warrant liability	$-	$-	$11	$11
Total	$-	$-	$11	$11

The derivative warrant liabilities had a fair value of $10,000 and $11,000 as of March 31, 2023 and December 31, 2022, respectively. We estimate the fair value of the derivative warrant liabilities using a Black-Scholes option-pricing model, which assumptions are related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. We estimate the volatility of our common stock warrants based on historical volatility of select peer company’s common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which we anticipate remaining at zero.

The following tables summarize the estimated fair value of our marketable securities and the gross unrealized holding gains and losses (in thousands):

	March 31, 2023
		Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$3,181	$-	$-	$3,181
Money market funds	9,549	-	-	9,549
Total cash and cash equivalents	$12,730	$-	$-	$12,730

	December 31, 2022
		Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$131	$-	$-	$131
Money market funds	14,671	-	-	14,671
Total cash and cash equivalents	$14,802	$-	$-	$14,802
Marketable securities:
U.S. treasury securities	$1,997	$-	$-	$1,997
Total marketable securities	$1,997	$-	$-	$1,997

5. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Prepaid clinical development expenses	$1,091	$1,128
Prepaid insurance expenses	606	970
Other prepaid expenses and current assets	426	520
Total prepaid expenses and other current assets	$2,123	$2,618

Property and Equipment, Net

We moved to a new office in March 2023 and do not use any significant property and equipment as of March 31, 2023. Laboratory equipment was sold for $150,000 and remaining property and equipment were disposed during the three months ended March 31, 2023. Gain on disposals was approximately $16,000 for the three months ended March 31, 2023. Property and equipment, net consists of the following (in thousands):

	March 31, 2023	December 31, 2022
Laboratory equipment	$-	$909
Furniture and fixtures	-	28
Office equipment	-	25
Software	-	12
Total property and equipment	-	974
Less: accumulated depreciation	-	(824)
Total property and equipment, net	$-	$150

Depreciation expense for property and equipment was $17,000 and $28,000 for the three months ended March 31, 2023 and 2022, respectively.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Accrued clinical trial and manufacturing costs	$4,201	$4,340
Accrued personnel costs	494	497
Other accrued liabilities	799	522
Total accrued liabilities	$5,494	$5,359

6. Stockholder's Equity

Preferred Stock

As discussed in Note 3, Merger, we retroactively adjusted the shares issued and outstanding prior to July 29, 2022 to give effect to the exchange ratio established in the Business Combination Agreement to determine the number of shares of common stock into which they were converted.

Prior to the Business Combination, Legacy Apexigen had shares of $0.001 par value Series A-1, Series A-2, Series B, and Series C preferred stock outstanding, all of which were convertible into shares of common stock of Legacy Apexigen on a 1:1 basis, subject to certain anti-dilution protections. Upon the closing of the merger, the outstanding shares of preferred stock were converted into common stock of Legacy Apexigen, and then into common stock of Apexigen at a ratio of 1:0.102448, the exchange rate established in the Business Combination Agreement.

	July 29, 2022 (Closing Date)
Convertible Preferred Stock	Preferred Stock Shares	Exchange Ratio	Common Stock Shares
Series A-1 (pre-combination)	39,196,116	0.102448	4,015,564
Series A-2 (pre-combination)	12,625,343	0.102448	1,293,442
Series B (pre-combination)	14,218,546	0.102448	1,456,662
Series C (pre-combination)	79,090,623	0.102448	8,102,706
Total	145,130,628		14,868,374

As of March 31, 2023, we are authorized to issue 20,000,000 shares of preferred stock with a par value of $0.0001 per share. The board of directors (the "Board") has the authority to issue preferred stock and to determine the rights, privileges, preferences, restrictions, and voting rights of those shares. As of March 31, 2023, we had no shares of preferred stock outstanding.

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

At March 31, 2023, we had reserved the following shares of common stock for the following purposes:

Equity awards issued and outstanding	5,172,649
Equity awards available for future grants	1,853,805
Shares available for Employee Stock Purchase Plan	483,801
Common stock warrants	5,824,314
Total common stock reserved for issuance	13,334,569

Private Offerings

In March 2022, we entered into subscription agreements with certain investors for a private investment in public equity transaction (“2022 PIPE”) to close concurrently with the merger (see Note 3). In July 2022, we received aggregate gross proceeds of $19.0 million funded by $4.5 million in cash held in BCAC’s trust account net of redemption and $14.5 million from the 2022 PIPE. The aggregate gross proceeds were offset by transaction costs of $9.2 million and payments of previous BCAC's debts totaled $0.9 million. The PIPE investors ("2022 PIPE Investors") received an aggregate of 1,452,000 unit (each a “2022 PIPE Unit”) at a purchase price of $10.00 per unit. Each 2023 PIPE Unit consists of one share of common stock and one-half of one warrant. Each whole warrant entitles the 2022 PIPE Investors to purchase one share of common stock at exercise price of $11.50 per share during the period commencing six months after July 29, 2022 and terminating on five-year anniversary of July 29, 2022, or earlier upon redemption or liquidation.

In January 2023, we received aggregate gross proceeds of $2.8 million from a private investment in public equity transaction ("2023 PIPE"). The aggregate gross proceeds were offset by transaction costs of $0.7 million recorded in 2023, where $0.3 million were paid and $0.4 million were accrued as of March 31, 2023. The PIPE investors ("2023 PIPE Investors") received an aggregate of 1,995,708 unit (each a “2023 PIPE Unit”) at a purchase price of $1.40 per unit. Each 2023 PIPE Unit consists of one share of common stock and one warrant. Each warrant entitles the 2023 PIPE Investors to purchase one share of common stock at an exercise price of $1.40 per share during the period commencing six months after January 30, 2023 and terminating on July 30, 2028, or earlier upon redemption or liquidation. We also entered into a letter agreement with the placement agent, pursuant to which it served as the exclusive placement agent for us in connection with the 2023 PIPE. We paid the placement agent a cash fee equal to 7% of the aggregate gross proceeds from the 2023 PIPE. The placement agent received warrants to purchase up to 99,785 shares of common stock on substantially the same terms as the 2023 PIPE warrants, except that the placement agent's warrants have an exercise price equal to 125% of the price paid by investors in the 2023 PIPE, or $1.75 per share of common stock.

Lincoln Park

In conjunction with the merger, we entered into an equity line agreement and a registration rights agreement (“RRA”) with Lincoln Park in March 2022, which provides that we may sell to Lincoln Park up to $50.0 million of shares (the “Purchase Shares”) of our common stock. The aggregate number of shares that we can sell to Lincoln Park under the equity line agreement may not exceed 4.99% of the outstanding common stock, subject to certain exceptions set forth in the equity line agreement.

At the closing of the merger, we issued 150,000 shares of common stock to Lincoln Park as an initial fee for its commitment to purchase shares of our common stock under the equity line agreement. On the date that is 90 calendar days after the merger, we were obligated to issue additional commitment shares to Lincoln Park, calculated as the lesser of (i) $1.5 million of shares of common stock at a price per share equal to the arithmetic average of the closing sale price for our common stock during the ten consecutive business days immediately preceding the share delivery date and (ii) 500,000 shares of common stock. We issued 500,000 additional commitment shares to Lincoln Park in October 2022 and the liability was remeasured. Change in fair value of liability for common stock to be issued was approximately $205,000 for the year ended December 31, 2022.

Subject to the terms of the equity line agreement, we have the right, in our sole discretion, to present Lincoln Park with a purchase notice (a “Regular Purchase Notice”), provided that the closing stock price of the common stock on the Nasdaq is not below $3.00 per share. Each Regular Purchase Notice would direct Lincoln Park to purchase up to $500,000 of Purchase Shares (a “Regular Purchase”), which amounts may be increased under certain circumstances. Lincoln Park’s obligation under any single Regular Purchase generally will not exceed $1.0 million. The equity line agreement provides for a purchase price per Purchase Shares for each Regular Purchase (the “Purchase Price”) equal to the lesser of (i) the lowest sale price of the common stock on the Nasdaq on the purchase date of such shares; and (ii) the average of the three lowest closing sale prices for the common stock traded on the Nasdaq during the ten consecutive business days ending on the business day immediately preceding the purchase date of such shares.

In addition, on any date on which we submit a Regular Purchase Notice for the maximum amount allowed for such a Regular Purchase to Lincoln Park, we also have the right, in our sole discretion, to present Lincoln Park with an accelerated purchase notice (an “Accelerated Purchase Notice”), directing Lincoln Park to purchase an amount of Purchase Shares (an “Accelerated Purchase”), which number of Purchase Shares will not exceed the lesser of (i) 300% of the number of shares purchased pursuant to such Regular Purchase Notice and (ii) 30% of the total volume of shares of the common stock traded on the Nasdaq during the Accelerated Purchase period. The purchase price per Purchase Share for each such Accelerated Purchase will be equal to the lesser of 95% of (i) the volume-weighted average price of the common stock on the Nasdaq during the applicable Accelerated Purchase period on the applicable Accelerated Purchase date; and (ii) the closing sale price of the common stock on the Nasdaq on the applicable Accelerated Purchase date. Lincoln Park has no obligation to purchase shares under the equity line agreement unless we comply with the terms of the RRA.

In September 2022, we received aggregate proceeds of $2.5 million from Regular Purchases of 616,684 shares of common stock under the equity line agreement.

7. Public and Private Warrants

Prior to the merger, BCAC issued 2,875,000 shares of public warrants and 123,500 shares of private warrants in connection with BCAC's initial public offering. In connection with the closing of the 2022 and 2023 PIPE transactions on July 29, 2022 and January 30, 2023, respectively (see Note 6), we issued 726,000 and 2,095,493 public warrants, respectively. As of March 31, 2023, we had 1,995,708 public warrants outstanding with an exercise price of $1.40, 99,785 public warrants outstanding with an exercise price of $1.75 per share, 3,601,000 public warrants outstanding with an exercise price of $11.50 per share, and 123,500 private placement warrants outstanding with an exercise price of $11.50 per share. Each of these warrants with an exercise price of $11.50 became exercisable on August 28, 2022, which was 30 days after July 29, 2022, and will expire on the fifth anniversary of July 29, 2022, or earlier upon redemption or liquidation. Each of these warrants with an exercise price of $1.40 or $1.75 become exercisable commencing six months after January 30, 2023, and will expire on July 30, 2028, or earlier upon redemption or liquidation.

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

In connection with the 2022 PIPE and 2023 PIPE (see Note 6), we issued public warrants to purchase 726,000 shares and 2,095,493 shares of the Company's common stock, on July 29, 2022 and January 30, 2023, respectively. We measured the public warrants based on the estimated grant date fair value. We included the fair value of the 2022 and 2023 public warrants totaled $3.5 million and $1.1 million, respectively, as a component of the private offering within the additional paid-in capital in the consolidated statements of stockholders' equity for the year ended December 31, 2022 and for the three months ended March 31, 2023. The fair values of the 2022 and 2023 public warrants totaled $3.5 million and $1.1 million, respectively, were also a non-cash financing activity for the year ended December 31, 2022 and for three months ended March 31, 2023. In determining the fair value of the public warrants, we used the Black-Scholes option-pricing model and the following assumptions:

	July 29, 2022	January 30, 2023
Expected term (years)	5.00	5.00
Expected volatility	87.90%	82.40%
Risk-free interest rate	2.70%	3.60%
Expected dividend	0.00%	0.00%

The assumptions used to determine the fair value of the public warrants are as follows:

•
Expected volatility: Because our stock is recently traded in an active market, we calculate volatility by using the historical volatilities of the common stock of comparable publicly traded companies. The historical volatility data was computed using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of the public warrants.
•
Risk-free interest rate: we base the risk-free interest rate from the U.S. Treasury yield curve in effect at the measurement date with maturities approximately equal to the expected term.
•
Expected term: we determine the expected life of public warrants over the period when the share public warrants are vested and ending on the date when the share public warrants would expire.

•
Expected dividend yield: we have never paid cash dividends on its common stock and do not have plans to pay cash dividends in the future. Therefore, we use an expected dividend yield of zero.

8. Equity Plans and Related Equity Activities

Equity Incentive Plans

In December 2010, we adopted the 2010 Stock Incentive Plan and 2010 Equity Incentive Plan, which expired in 2020. In August 2020, we adopted the 2020 Equity Incentive Plan. Upon the close of the merger, we adopted the 2022 Equity Incentive Plan (the 2022 Plan, the 2020 Equity Incentive Plan, the 2010 Stock Incentive Plan and the 2010 Equity Incentive Plan, collectively, the “Plans”). No further grants will be made under the 2020 Equity Incentive Plan. The 2022 Equity Incentive Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit, performance stock awards, and other forms of equity awards as described in the 2022 Equity Incentive Plan.

Initially, the maximum number of shares of common stock reserved for issuance under the 2022 Equity Incentive Plan was 2,573,405 shares, plus any shares that may be added to the 2022 Plan’s reserve if awards from the 2010 Equity Incentive Plan or 2020 Equity Incentive Plan expire, are canceled or otherwise terminate, up to a maximum of 3,461,319 shares added from such expirations, cancellations, and terminations. As of March 31, 2023, Apexigen had reserved 7,026,454 shares of common stock for the issuance of incentive and non-statutory stock options to purchase common stock, stock awards, and restricted stock awards to employees, directors, and consultants under the Plans. The number of shares of common stock reserved for issuance under the 2022 Equity Incentive Plan will automatically increase on January 1 of each calendar year, starting on January 1, 2023 through January 1, 2032, in an amount equal to the lesser of (1) 5.0% of the total number of shares of common stock outstanding on the last day of the calendar month before the date of each automatic increase, (2) 3,216,756 shares, or (3) such number of shares determined by the administrator of the 2022 Plan. On January 1, 2023, the number of shares of common stock reserved for issuance under the 2022 Plan automatically increased by 1,132,300 shares.

The Board determines the period over which options become exercisable and options generally vest over a four-year period. No option will become exercisable after the expiration of ten years from the date of grant. The term of an incentive stock option (“ISO”) granted to a 10% stockholder will not exceed five years from the date of the grant. The exercise price of an ISO and non-statutory stock option (“NSO”) will not be less than 100% of the estimated fair value of the shares on the date of grant, and the exercise price of an ISO and NSO granted to a 10% stockholder will not be less than 110% of the estimated fair value of the shares on the date of grant.

In February 2021, we entered into a consulting agreement with a Board member and granted an option (the “Stock Option”) to acquire 20,489 shares of common stock. The Stock Option vests upon the achievement of certain performance milestones and has a ten-year term. Based on the guidance in ASC Topic 718, Stock Compensation, we concluded that the Stock Option is a performance-based stock option. As determined by the Board, we achieved one of the performance milestones under the Stock Option during 2021. As a result, 5,122 options vested in 2021, and we recognized $20,000 of stock-based compensation expense in 2021. No other performance milestone had been achieved as of March 31, 2023. The unrecognized stock-based compensation expense for this option as of March 31, 2023 was approximately $60,000.

In September 2022, we granted options to purchase 700,000 shares of common stock to our non-executive Board members at an exercise price of $2.65 per share pursuant to our Outside Directors Compensation Policy. These options vest over 3 years in equal annual installments. The weighted average grant date fair value per options was $1.96 and the fair value of these options is approximately $1.3 million. $0.1 million was recorded as stock-based compensation expense during the three months ended March 31, 2023. The unrecognized stock-based compensation expense for these option as of March 31, 2023 is approximately $1.1 million.

In October 2022, we granted restricted stock units for 243,618 shares of common stock to various employees. The weighted average grant date fair value per restricted stock units was $2.46 and the fair value of these restricted stock units is approximately $0.6 million. We amortize the fair value of the units on a straight-line basis over its vesting periods. The restricted stock units are 50% vested in December 2022 and 50% vested in June 2023. Additionally, any unvested restricted stock units shall be fully vested upon satisfaction of severance conditions. On December 15, 2022, 121,804 shares were vested and issued for common stock and 41,136 shares were forfeited to cover tax related withholdings. 10,823 shares were vested and issued for common stock during the three months ended March 31, 2023 upon satisfaction of severance conditions. Tax related withholdings of the vested restricted stock units during the three months ended March 31, 2023 was approximately $6,000, which equivalent to 6,993 shares of restricted stock units forfeited to cover the tax related withholdings. $0.2 million was recorded as operating expense during the three months ended March 31, 2023. The unrecognized stock-based compensation expense for these restricted stock units as of March 31, 2023 is approximately $0.1 million.

In March 2023, we granted restricted stock units ("RSUs") for 482,500 shares of common stock to various employees. The weighted average grant date fair value per RSU was $0.52 and the fair value of these RSUs is approximately $0.3 million. We amortize the fair value of the RSUs on a straight-line basis over its vesting periods. The RSUs vest based on different milestones or periods. Additionally, any unvested RSUs shall be fully vested upon satisfaction of severance conditions. Approximately $5,000 was recorded as operating expense during the three months ended March 31, 2023. The unrecognized stock-based compensation expense for these RSUs as of March 31, 2023 was approximately $0.2 million.

Equity Plans' Activities

There were no options granted during the three months ended March 31, 2023. During the three months ended March 31, 2022, we granted options to purchase 524,253 shares of common stock with a weighted-average exercise price of $4.79 per share. For the options granted during the three months ended March 31, 2022, we expect to recognize $1.8 million of stock-based compensation over the related vesting period. The weighted-average grant date fair value of options granted during the three months ended March 31, 2022 was $3.42 per share. During the three months ended March 31, 2023 and 2022, options to purchase 80,751 shares and 580,333 shares, were canceled, with a weighted-average exercise price of $3.74 and $2.30 per share, respectively. There were no options exercised during the three months ended March 31, 2023. For the three months ended March 31, 2022, the aggregate intrinsic value of the options exercised was $0.1 million.

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

As of March 31, 2023, Apexigen had reserved 483,801 shares of common stock under purchase rights granted to our eligible employees or to eligible employees of any of our designated affiliates. The number of shares of common stock reserved for issuance will automatically increase on January 1 of each calendar year, beginning on January 1, 2023 through January 1, 2032, by the lesser of (1) 1.0% of the total number of shares of common stock outstanding on the last day of the calendar month before the date of the automatic increase, and (2) 536,126 shares; provided that before the date of any such increase, our Board may determine that such increase will be less than the amount set forth in clauses (1) and (2). On January 1, 2023, the number of shares of common stock reserved for issuance under the ESPP automatically increased by 226,460 shares.

The initial offering period commenced in November 2022. As of March 31, 2023, no shares of common stock were purchased under the ESPP. There was approximately $37,000 of stock-based compensation expense related to the ESPP recognized during the three months ended March 31, 2023. As of March 31, 2023, there was $0.1 million of unrecognized stock-based compensation cost related to ESPP, which we expect to recognize over a weighted average period of 1.6 years. As of March 31, 2023, 483,801 shares were available under the ESPP for future issuance.

Stock-Based Compensation

Stock-based compensation is included in the consolidated statements of operations and comprehensive loss in research and development and general and administrative expense depending on the nature of the services provided. The following table illustrates stock-based compensation expense related to stock options granted under the Plans recognized for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development	$97	$119
General and administrative	390	302
Total stock-based compensation	$487	$421

As of March 31, 2023, there was $3.6 million of unrecognized stock-based compensation cost related to stock options granted to employees and others under the Plans, which we expect to recognize over a weighted average period of 2.4 years.

9. Commitments and Contingencies

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

We have certain agreements with service providers and other parties with which we do business that contain indemnification provisions pursuant to which we have agreed to indemnify the party against certain types of third-party claims. It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Since these agreements were effective after March 31, 2023, there were no payments made by us under these agreements as of March 31, 2023. As of March 31, 2023, there was not a reasonable possibility that we had incurred a material loss with respect to indemnification of such parties. We had not recorded any liability for costs related to indemnification through March 31, 2023.

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

Upon achievement of certain regulatory and clinical milestones related to the development of sotigalimab in pancreatic cancer, we will be obligated to pay an aggregate of up to $9.5 million in cash and shares of common stock. Because we are not currently advancing the development of sotiga in pancreatic cancer, none of these milestones were probable as of March 31, 2023, and no amounts have been recognized.

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

10. Income Taxes

The effective tax rate for the three months ended March 31, 2023 and 2022 was zero. The difference between the effective income tax rate and the U.S. federal statutory rate of 21% is primarily attributable to recording valuation allowances to offset deferred tax assets arising from federal and state net operating losses.

11. Net Loss Per Share

The following outstanding potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	As of March 31,
	2023	2022
Stock options	5,172,649	3,447,426
Common stock warrants	5,824,314	13,361
Total common stock reserved for issuance	10,996,963	3,460,787

12. Subsequent Event

On April 11, 2023, we received a written notice from the Listing Qualifications Staff of the Nasdaq Stock Market (“Nasdaq”) notifying the Company that it has not been in compliance with the minimum bid price requirement set forth in Nasdaq Listing Rule 5450(a)(1) for a period of 30 consecutive business days (the “Notice”). This Notice has no immediate effect on the listing of our stock on the Nasdaq Capital Market.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have a compliance period of 180 calendar days from the date of the Notice to regain compliance with the minimum closing bid price requirement. If we do not regain compliance during the compliance period, we may be afforded a second 180 calendar day period to regain compliance. To qualify, we must meet the continued listing requirement for market value of publicly-held shares and all other initial listing standards for the Nasdaq Capital Market (with the exception of the minimum bid price requirement) and notify Nasdaq of our intent to cure the deficiency by effecting a reverse stock split if necessary. If we do not regain compliance within the allotted compliance periods, including any extensions that may be granted by Nasdaq, our stock will be subject to delisting.

We can achieve compliance with the minimum bid price requirement if, during either compliance period, the closing bid price per share of our stock is at least $1.00 for a minimum of ten consecutive business days.

We intend to monitor the closing bid price of our stock and assess potential actions to regain compliance, but there can be no assurance that we will regain compliance with the minimum bid price requirement during the 180-day compliance period, secure a second 180-day period to regain compliance, or maintain compliance with the other Nasdaq listing requirements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provide information which Apexigen’s management believes is relevant to an assessment and understanding of Apexigen’s results of operations and financial condition. You should read the following discussion and analysis of Apexigen’s results of operations and financial condition together with Apexigen’s consolidated financial statements and related notes to those statements included elsewhere in this Quarterly Report on Form 10-Q as well as our Annual Report on Form 10-K for the year ended December 31, 2022. In addition to historical financial information, this discussion contains forward-looking statements based upon Apexigen’s current expectations that involve risks and uncertainties, including those described in the section titled, “Special Note Regarding Forward-Looking Statements.” Apexigen’s actual results could differ materially from such forward-looking statements as a result of various factors, including those set forth under “Risk Factors” in this Quarterly Report on Form 10-Q. Unless otherwise indicated or the context otherwise requires, references included in this section to “Apexigen,” “Apexigen’s, “the Company,” “the Company's,” “we,” “our,” “us,” and “its” refer to Apexigen.

Business Overview

We are a clinical-stage biopharmaceutical company focused on discovering and developing a new generation of antibody therapeutics for oncology, with an emphasis on new immuno-oncology agents designed to harness the patient’s immune system to combat and eradicate cancer. We and our licensees are researching and developing several protein therapeutics that were discovered using our APXiMAB antibody platform. We have one clinical-stage candidate, sotigalimab (“sotiga” or “APX005M”) that we are developing. We also have several preclinical and research stage antibodies we discovered using our APXiMAB platform that we are not currently advancing as we focus our resources on completing ongoing clinical development and conducting manufacturing activities to support our sotiga program. Our licensees are advancing five product candidates in clinical development that were enabled by discoveries from our APXiMAB platform.

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

In March 2022, Brookline Capital Acquisition Corp. (“BCAC”) and Apexigen America, Inc., which was then known as Apexigen, Inc. (“Legacy Apexigen”), entered into a business combination agreement (“Business Combination Agreement”) pursuant to which BCAC and Legacy Apexigen agreed to combine, with Legacy Apexigen’s equityholders owning a majority of the equity in the combined public company. The transactions contemplated under the Business Combination Agreement (the “Business Combination”) closed in July 2022. At that time, a subsidiary of BCAC merged with and into Legacy Apexigen with Legacy Apexigen surviving the business combination as a wholly owned subsidiary of BCAC. Additionally, BCAC changed its name to Apexigen, Inc. and Legacy Apexigen changed its name to Apexigen America, Inc.

We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations primarily through the issuance of stock as well as through proceeds from license agreements. Our net losses were $6.1 million and $9.0 million for the three months ended March 31, 2023 and 2022, respectively. We expect to continue to incur significant losses for the foreseeable future. As of March 31, 2023, we had an accumulated deficit of $182.8 million.

On February 27, 2023, we announced that we were implementing a corporate restructuring to extend our cash runway as we review and explore strategic alternatives. As part of the restructuring, which was approved by our Board on February 23, 2023, we announced plans to reduce the size of our workforce by 55%, impacting up to 11 of our 20 employee positions. We eliminated eight employee positions as of March 31, 2023 and do not expect to eliminate any additional positions in the second or third quarter of 2023. As a result of the restructuring, we incurred severance costs of $0.3 million during the three months ended March 31, 2023. We expect our operating expenses to decrease in the near term as we have paused enrollment in our clinical trials and otherwise slowed or paused the advancement of our programs in order to reduce our expenses as we pursue strategic alternatives. We expect our operating expenses would increase if we were to resume advancing the development of our programs and pursuing regulatory approvals for and preparing for the potential commercialization of our product candidates, in particular in the near term to advance sotiga into additional and potentially registration-enabling clinical trials. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

We will need substantial additional funding to support our continuing operations, in addition to the gross proceeds of $2.8 million received from a private placement equity offering in January 2023 (see Note 6), and to pursue our long-term development strategy. We may seek additional funding through the issuance of common stock, other equity or debt financings or collaborations or partnerships with other companies. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts for our product candidates and other research, development, manufacturing, and commercial activities.

Recent Developments

On April 11, 2023, we received a written notice from the Listing Qualifications Staff of the Nasdaq Stock Market (“Nasdaq”) notifying the Company that it has not been in compliance with the minimum bid price requirement set forth in Nasdaq Listing Rule 5450(a)(1) for a period of 30 consecutive business days (the “Notice”). This Notice has no immediate effect on the listing of our stock on the Nasdaq Capital Market.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have a compliance period of 180 calendar days from the date of the Notice to regain compliance with the minimum closing bid price requirement. If we do not regain compliance during the compliance period, we may be afforded a second 180 calendar day period to regain compliance. To qualify, we must meet the continued listing requirement for market value of publicly-held shares and all other initial listing standards for the Nasdaq Capital Market (with the exception of the minimum bid price requirement) and notify Nasdaq of our intent to cure the deficiency by effecting a reverse stock split if necessary. If we do not regain compliance within the allotted compliance periods, including any extensions that may be granted by Nasdaq, our stock will be subject to delisting.

We can achieve compliance with the minimum bid price requirement if, during either compliance period, the closing bid price per share of our stock is at least $1.00 for a minimum of ten consecutive business days.

We intend to monitor the closing bid price of our stock and assess potential actions to regain compliance, but there can be no assurance that we will regain compliance with the minimum bid price requirement during the 180-day compliance period, secure a second 180-day period to regain compliance, or maintain compliance with the other Nasdaq listing requirements.

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

•
Employee-related expenses, which include salaries, benefits and stock-based compensation; and
•
Facilities, depreciation and amortization, insurance and other direct and allocated expenses incurred in our research and development activities

The following table summarizes our research and development expenses incurred for the periods presented (in thousands):

	Three Months Ended March 31,
	2023	2022
	(Unaudited)
Clinical development	$662	$1,829
Contract manufacturing	551	3,128
Discovery and non-clinical	57	425
Personnel costs	1,260	1,478
Other allocated indirect costs	407	248
Total research and development expenses	$2,937	$7,108

We expect our research and development expenses to decrease in the near-term as we complete the clinical trials that have been ongoing and we begin to realize the effects of cost-reduction efforts in personnel costs, discovery and nonclinical expenses undertaken in 2022 and early 2023. Also, we expect our contract manufacturing costs in the near-term to be lower than in 2022 as we have completed the drug substance and drug product manufacturing activities for sotiga and APX601 that were underway in 2022, and we do not expect to initiate any new drug substance or drug product manufacturing runs in the near term. We anticipate the clinical development of sotiga, including potentially into a registration-enabling clinical trial, would involve significant costs. To support the advancement of the sotiga clinical development program, we are actively seeking a global development and commercialization collaboration partner. We believe that such a global collaboration would substantially reduce our development and manufacturing costs related to the sotiga program, which would provide us with the opportunity to advance certain other product candidates in our pipeline. If we successfully execute such a collaboration for the development and commercialization of sotiga, we expect to then invest in advancing APX601 through an IND filing and into Phase 1 clinical development, and begin IND-enabling activities for our APX801 program.

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

Other Income, Net

Other income, net primarily relates to interest income on our cash and cash equivalents and short-term investments, change in fair value of derivative warrant liabilities, and fees related to our short-term investments.

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

The following table presents our consolidated statement of operations data for the three months ended March 31, 2023 and 2022, and the dollar and percentage change between the two periods (in thousands):

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(Unaudited)
Operating expenses:
Research and development	$2,937	$7,108	$(4,171)	-59%
General and administrative	3,279	1,986	1,293	65%
Total operating expenses	6,216	9,094	(2,878)	-32%
Loss from operations	(6,216)	(9,094)	2,878	-32%
Other income, net	163	52	111	213%
Net loss	$(6,053)	$(9,042)	$2,989	-33%

Costs and Expenses

Research and Development

Research and development expenses decreased by $4.2 million, or 59%, to $2.9 million for the three months ended March 31, 2023 from $7.1 million for the three months ended March 31, 2022. The decrease primarily relates to a decrease of $1.2 million in clinical development expenses, a decrease of $2.6 million in contractual manufacturing, and a decrease of $0.4 million in discovery and other non-clinical expenses. The decreases are due to completion of the clinical trials, completion of manufacturing runs, and the impacts from our cost-reduction efforts in discovery.

General and Administrative

General and administrative expenses increased by $1.3 million, or 65%, to $3.3 million for the three months ended March 31, 2023 from $2.0 million for the three months ended March 31, 2022. The increase is attributable to a $0.2 million increase in expenses from the restricted stock units, a $0.4 million increase in business insurance expenses, a $0.4 million increase in amortization of deferred financing costs, a $0.1 million increase in legal expenses and a $0.2 million increase in transaction costs.

Other Income, Net

Other income, net, increased by $0.1 million for the three months ended March 31, 2023 as compared to the equivalent prior year period. The increase is primarily attributable to the increase in interest income.

Liquidity and Capital Resources

Since inception through March 31, 2023, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. Our net losses were $6.1 million and $9.0 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we had an accumulated deficit of $182.8 million. We have funded our operations to date primarily through the issuance of stock as well as through proceeds from license agreements and borrowings under a debt arrangement. We will continue to be dependent upon equity and debt financings or collaboration-related revenue until we are able to generate positive cash flows from our operations. As of March 31, 2023, we had $12.7 million in cash and cash equivalents and expect to fund our operations into the fourth quarter of 2023 based on current operations without receiving any additional proceeds under our equity line agreement with Lincoln Park or any proceeds from any other potential financing or business development transactions. Our cash and cash equivalents consist primarily of bank deposits and money market funds. Based on our research and development activities and plans, there is uncertainty regarding our ability to maintain liquidity sufficient to operate the business effectively, which raises substantial doubt as to our ability to continue as a going concern.

Funding Requirements

Our primary use of cash and cash equivalents is to fund operating expenses, which consist primarily of research and development expenditures related to our programs, and to a lesser extent, general and administrative expenditures. In connection with the restructuring, we have completed enrollment in our clinical trials and otherwise slowed or paused the advancement of our other product candidates in order to reduce our expenses as we pursue strategic alternatives and therefore expect our operating expenses to decrease in the near term. At this time, due to the inherently unpredictable nature of clinical development and the impact of the

COVID-19 pandemic, we cannot reasonably estimate the costs we will incur and the timelines required to complete development, obtain marketing approval, and commercialize our current product candidate or any future product candidates. For the same reasons, we are also unable to predict when, if ever, we will generate revenue from product sales or our current or any future license agreements that we may enter into or whether, or when, if ever, we may achieve profitability. Clinical and preclinical development timelines, the probability of success, and development costs can differ materially from expectations. In addition, we cannot forecast the timing and amounts of milestone, royalty and other revenue from licensing activities, which future product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

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
•
the cost of preparing, filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and
•
our activities to evaluate and pursue strategic alternatives.

As an early-stage biopharmaceutical company, we do not have any products approved for sale and have not generated any revenue from product sales. Due to the company being in the development stage, we have generated operating losses in all periods presented. We expect to incur losses in the future as we continue our research and development activities. Based on our research and development plans, there is uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively, which raises substantial doubt as to our ability to continue as a going concern. There can be no assurance that such additional capital, whether in the form of debt or equity financing, will be sufficient or available and, if available, that such capital will be offered on terms and conditions acceptable to us.

In addition to the proceeds that we received from the private placement in January 2023, we may seek additional funds through the sale and issuance of shares of our common stock in private or public offerings, other equity or debt financings, our equity line agreement with Lincoln Park, collaborations or partnerships with third parties, or other transactions to monetize assets, including our right to receive milestone payments and royalties under our out-license arrangements. We cannot assure that we will succeed in acquiring additional funding at levels sufficient to fund our operations or on terms favorable to us. If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of or suspend one or more of our clinical trials or preclinical studies or research and development programs. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amount of increased capital outlays and operating expenditures associated with our current and planned research, development and manufacturing activities.

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

Cash Flows

The following table summarizes our cash flow data for the periods presented (in thousands):

	Three Months Ended March 31,
	2023	2022
	(Unaudited)
Net cash used in operating activities	$(6,762)	$(8,340)
Net cash provided by investing activities	2,150	2,520
Net cash provided by (used in) financing activities	2,540	(72)

Comparison of the Three Months Ended March 31, 2023 and 2022

Operating Activities

For the three months ended March 31, 2023, cash used in operating activities was $6.8 million, which consisted of a net loss of $6.1 million and a net change of $1.9 million in our net operating assets and liabilities, partially offset by non-cash charges of $1.2 million. The change in our net operating assets and liabilities was primarily due to a decrease of $2.8 million in accounts payable and accrued expenses and a decrease of $0.1 million in lease liabilities, partially offset by a $0.5 million decrease in prepaid expenses and other current assets and a $0.5 million increase in deferred revenue. The non-cash charges are primarily comprised of $0.5 million for stock-based compensation expense, $0.4 million for amortization of deferred financing costs, $0.2 million for expense from exercise of restricted stock awards, and $0.1 million for non-cash lease expense.

For the three months ended March 31, 2022, cash used in operating activities was $8.3 million, which consisted of a net loss of $9.0 million, partially offset by non-cash charges of $0.6 million and a net change of $0.1 million in our net operating assets and liabilities. The non-cash charges are primarily comprised of $0.4 million for stock-based compensation expense and $0.1 million for lease expense. The change in our net operating assets and liabilities was primarily due to an increase of $0.5 million in deferred revenue offset by a decrease of $0.4 million in accounts payable.

Investing Activities

For the three months ended March 31, 2023 and 2022, cash provided by investing activities was $2.2 million and $2.5 million, respectively. The change in cash flows from investing activities was principally from the timing of purchases and sales of marketable securities.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2023 was $2.5 million and consisted primarily of the gross proceeds from the private offering, partially offset by the payments of transaction costs. Net cash used in financing activities for the three months ended March 31, 2022 was not significant.

Contractual Obligations

We lease our principal facility under a non-cancelable agreement with a lease term ending in August 2023.

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

In October 2019, Novartis’ Beovu product was approved for commercial sale. Novartis has disputed its obligation to pay Beovu royalties to us and continues to pay us royalties under protest. As a result, we have determined that any sales-based royalty revenue that we may earn under this agreement is currently fully constrained. We have recorded the Beovu royalty proceeds as deferred revenue in the consolidated balance sheets. Deferred revenue totaled $6.2 million and $5.7 million as of March 31, 2023 and December 31, 2022, respectively.

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

Upon achievement of certain regulatory and clinical milestones related to the development of sotigalimab in pancreatic cancer, we will be obligated to pay an aggregate of up to $9.5 million in cash and shares of common stock. Because we are not currently advancing the development of sotiga in pancreatic cancer, none of these milestones were probable as of March 31, 2023, and no amounts have been recognized.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future significant effect on our financial condition, results of operations, liquidity or cash flows.

Major Vendor

We had a major vendor that accounted for approximately 15.0% and 42.1% of the research and development expenses for the three months ended March 31, 2023 and 2022, respectively. The same vendor also accounted for approximately 11.5% and 24.8% of the total accounts payable and accrued liabilities as of March 31, 2023 and December 31, 2022, respectively. Moreover, there is another vendor that accounted for approximately 43.3% and 33.6% of the total accounts payable and accrued liabilities as of March 31, 2023 and December 31, 2022, respectively, but we did not incur any expenses with this vendor during the three months ended March 31, 2023 and 2022.

We had additional two vendors that accounted for approximately 12.8% and 10.1% of the general and administrative expenses for the three months ended March 31, 2023, respectively. The same vendors did not account for a major portion of accounts payable and accrued liabilities as of March 31, 2023.

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

Revenue Recognition

Under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, we recognize revenue when we transfer promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. We have not commenced sales of our product candidates and do not have a product approved for sale as of March 31, 2023.

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

As of March 31, 2023, the unrecognized stock-based compensation expense related to equity awards was $3.6 million and is expected to be recognized as expense over a weighted-average period of approximately 2.4 years.

For more information, see Note 8, Stock-Based Compensation, to the consolidated financial statements included elsewhere in this Form 10-Q.

New Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements included elsewhere in this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to certain credit and interest rate risks as part of our ongoing business operations.

Credit Risk

We are exposed to credit risk on our money market funds. Investments that potentially subject us to credit risk consist principally of cash and cash equivalents. We place our cash and cash equivalents with financial institutions with high credit standing and our excess cash in marketable investment grade securities.

Interest Rate Risk

We had cash, cash equivalents and short-term investments of $12.7 million and $16.8 million as of March 31, 2023 and December 31, 2022, respectively. The primary goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes. We believe that we do not have any significant exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash and cash equivalents. Declines in interest rates, however, would reduce future investment income. A hypothetical 1.00% (100 basis points) increase in interest rates would not have materially impacted the fair value of our short-term investments as of March 31, 2023 and December 31, 2022. If overall interest rates had increased or decreased by 1.00% (100 basis points), our interest income would not have been materially affected during the year ended December 31, 2022 or three months ended March 31, 2023.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period ended March 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective as of March 31, 2023 to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2023 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

An investment in our common stock involves risks. Prior to making a decision about investing in our common stock, you should consider carefully the risks together with all of the other information contained in this report, including any risks described below. Each of the referenced risks and uncertainties could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our securities. Additional risks not known to us or that we believe are immaterial may also adversely affect our business, operating results and financial condition and the value of an investment in our securities. “Apexigen,” “the Company,” “we,” “us” or “our” refers to Legacy Apexigen prior to the consummation of the Business Combination and to Apexigen following the Business Combination.

Summary Risk Factors

Our business is subject to numerous risks and uncertainties that you should consider before investing in our company, as more fully described below. The principal factors and uncertainties that make investing in our company risky include, among others:

•
Our activities to evaluate and pursue strategic alternatives may not be successful.
•
If we do not successfully consummate a strategic transaction, our board of directors may decide to pursue a dissolution and liquidation of the company. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such liquidation as well as the amount of cash that we will need to reserve for commitments and contingent liabilities.
•
We are substantially dependent on our remaining employees to facilitate the consummation of a strategic transaction. We could lose such key employees as a result of the prospects for the company.
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

Risks Related to Our Strategic Alternatives Process

Our activities to evaluate and pursue strategic alternatives may not succeed.

In February 2023, we announced that we would explore the potential for an acquisition, company sale, merger, divestiture of assets, licensing, or other strategic transactions. We have engaged Ladenburg Thalmann as our strategic advisory firm to help explore available strategic alternatives for the company.

We have significantly reduced our research and development activities to reduce operating expenses while we evaluate these opportunities. We expect to continue to devote significant time and resources to identifying and evaluating strategic transactions; however, there can be no assurance that such activities will result in any agreements or transactions that will enhance stockholder value. In addition, potential strategic transactions that require stockholder approval may not be approved by our stockholders or, if required, a counterparty’s stockholders. Further, any strategic transaction that is completed ultimately may not deliver the anticipated benefits or enhance stockholder value.

Any strategic transaction may require us to incur non-recurring or other charges, may increase our near- and long-term expenditures and may pose significant integration challenges or disrupt our management or business, which could adversely affect our operations and financial results. For example, these transactions may entail numerous operational and financial risks, including:

•
higher than anticipated transaction or integration costs;
•
difficulty and cost in integrating the operations and personnel of any entity with which we may combine;
•
exposure to unknown liabilities;
•
incurrence of substantial debt or dilutive issuances of equity securities to pay for acquisitions;
•
write downs of assets or goodwill or impairment charges;
•
increased amortization expenses;
•
impairment of relationships with key suppliers or vendors due to changes in management and ownership; and
•
the inability to retain our key employees or our other service providers.

Accordingly, there can be no assurance that we will undertake or successfully complete any strategic transactions of the nature described above and any transactions that we do complete may be subject to the foregoing or other risks and could have a material adverse effect on our business, financial condition and prospects.

If we do not successfully consummate a strategic transaction, our board of directors may decide to pursue a dissolution and liquidation of the Company. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such liquidation as well as the amount of cash that we will need to reserve for commitments and contingent liabilities.

There can be no assurance that the process to identify a strategic alternative will result in a successfully consummated transaction. If we do not complete a strategic transaction, our board of directors may decide to pursue a dissolution and liquidation of the Company. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such decision and, ultimately, such liquidation, since the amount of cash available for distribution will continue to decrease as we fund our operations while we evaluate our strategic alternatives. In addition, if our board of directors were to approve and recommend, and our stockholders were to approve, a dissolution and liquidation of the Company, we would be required under Delaware corporate law to pay our outstanding obligations, as well as to make reasonable provisions for contingent and unknown obligations, prior to making any distributions in liquidation to our stockholders. Our commitments and contingent liabilities may include (i) regulatory and clinical obligations; (ii) obligations under our employment, retention and related agreements with certain employees that provide for severance and other payments following a termination of employment occurring for various reasons, including a change in control; and (iii) potential litigation against us, and other various claims and legal actions arising in the ordinary course of business. As a result of this requirement, we may need to reserve a portion of our assets pending the resolution of such obligations. In addition, we may be subject to litigation or other claims related to a dissolution and liquidation of the Company. If we pursue a dissolution and liquidation, our board of directors, in consultation with our advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of our common stock could lose all or a significant portion of their investment in the event of a liquidation, dissolution or winding up of the Company.

Risks Related to Our Business, Financial Condition, and Need for Additional Capital

We have incurred net losses since inception and expect to continue to incur significant net losses for the foreseeable future. In addition, we may be unable to continue as a going concern.

We have incurred net losses since inception, have not generated any significant revenue to date, and financed our operations prior to the Business Combination primarily through the issuance of convertible preferred stock, proceeds from collaborative research and development and out-license agreements, and borrowings under a debt arrangement. Our net loss was $6.1 million and $9.0 million for the three months ended March 31, 2023 and 2022, respectively.

As of March 31, 2023, we had an accumulated deficit of $182.8 million. To date, we have devoted substantially all of our resources and efforts to research and development. Our clinical-stage pipeline currently consists of multiple product candidates, including our lead product candidate, sotigalimab, and our other internal programs are in preclinical or research development. As a result, we expect that it will be several years, if ever, before we generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to develop and market additional potential products. In addition, for certain of our licensees from whom we are entitled to receive royalty payments if they successfully develop and commercialize any products covered by licenses we have with them, there is no guarantee that their product development and commercialization will lead to any such payments even if any such product candidates receive regulatory approval for commercial sale, including Beovu (brolucizumab-dbll), which is commercialized by Novartis, for which we have received sales-based royalties that are currently fully constrained and recorded as deferred revenue on our consolidated balance sheet, as discussed below.

In connection with the Business Combination, we raised approximately $19.0 million of gross proceeds. We incurred approximately $9.2 million in transaction costs relating to the Business Combination, consisting of banking, legal, and other professional fees. The total net cash proceeds to us were approximately $8.9 million after we paid off the Extension and Working Capital Notes that totaled $0.9 million. In addition, we raised approximately $2.8 million of gross proceeds from the private placement transaction in January 2023. We incurred approximately $0.7 million in transaction costs relating to the private placement, consisting of placement agent, legal, and other professional fees.

Our condensed consolidated financial statements for the three months ended March 31, 2023 and 2022, included elsewhere in this Quarterly Report on Form 10-Q have been prepared assuming we will continue as a going concern. As a development stage company, we expect to incur significant and increasing losses until regulatory approval is granted for sotigalimab, our lead product candidate. Regulatory approval is not guaranteed and may never be obtained. Based on our research and development activities and plans, there is uncertainty regarding our ability to maintain liquidity sufficient to operate the business effectively, which raises substantial doubt about our ability to continue as a going concern. If we do not receive proceeds under our equity line or other potential financing or business development transactions, we anticipate that our current cash position would only be sufficient to fund our operations into the fourth quarter of 2023 based on current operations.

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

We plan to continue to use our cash on hand to fund our development of sotigalimab, and for working capital and other general corporate purposes. This may include additional research, hiring additional personnel, capital expenditures, and the costs of operating as a public company. Advancing the development of our current and any future product candidates will require a significant amount of capital. Our current cash and cash equivalents are not sufficient to fund all of the actions that are necessary to complete the development of sotigalimab or any of our other product candidates. We will be required to obtain further funding through public or private equity offerings, sale of shares of our common stock through utilization of our equity line with Lincoln Park, debt financings, partnership, collaborations, and licensing arrangements or other sources, which may dilute our stockholders or restrict our operating activities. In addition, there are certain conditions and limitations on our ability to utilize our $50,000,000 equity line with Lincoln Park. We are required to satisfy various conditions in order to be able to initiate additional purchases by Lincoln Park under the equity line. Once such conditions are satisfied, the Lincoln Park equity line purchases are subject to volume limitations tied to periodic market prices, ownership limitations limiting Lincoln Park from owning more than 4.99% of our common stock, a minimum closing price of $3.00 per share of common stock at which we can deliver a Regular Purchase notice to Lincoln Park to purchase shares of common stock, and other limitations as specified in the equity line agreement. If any of these conditions are not satisfied or limitations are in effect, we may not be able to fully utilize the Lincoln Park equity line, which would have an adverse impact on our ability to satisfy our capital needs and could materially adversely impact our business. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.

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

Major multinational pharmaceutical and biotechnology companies, emerging and start-up companies, universities, and other research institutions, could focus their future efforts on developing competing therapies and treatments for any of the indications we are currently targeting or may target in the future. For example, each of Alligator Bioscience AB, Celldex Therapeutics, Inc., Seagen Inc., Lyvgen Biopharma, Eucure Biopharma, a subsidiary of Biocytogen, Hoffmann-La Roche AG, and AbbVie Inc. are developing CD40-based antibody product candidates for solid tumor oncology indications that are in clinical trials, typically in combination therapies, and other companies and institutions have other CD40-based product candidates in development.

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

We are developing some of our product candidates for use in combination with standard-of-care as well as emerging or experimental cancer therapies, which exposes us to several risks beyond our control.

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

Risks Related to Employee Matters, Managing Operations and Other Risks Related to Our Business

Our success is highly dependent on the services of our Chief Executive Officer, Dr. Xiaodong Yang, and our other senior management, and our ability to retain, manage, and motivate highly skilled executive officers and employees.

To succeed, we must retain, manage, and motivate qualified clinical, scientific, technical, and management personnel, and we face significant competition for experienced personnel, especially in the biotechnology industry in the San Francisco Bay Area of California. We are highly dependent on the principal members of our management and scientific and medical staff, particularly our Chief Executive Officer, Dr. Xiaodong Yang. If we do not succeed in retaining qualified personnel, particularly at the management level, it could adversely affect our ability to execute our business plan and harm our operating results. In particular, the loss of one or more of our executive officers, including Dr. Yang, could be detrimental to us if we cannot recruit suitable replacements in a timely manner. The competition for qualified personnel in the biotechnology field is intense and as a result, we may be unable to continue to attract and retain qualified personnel necessary for the future success of our business. In addition to competition for personnel, the San Francisco Bay Area in particular is characterized by a high cost of living. We have recently been, and could in the future be, required to expend significant financial resources on employee retention efforts.

Many of the other biotechnology companies that we compete against for qualified personnel have greater financial and other resources, different risk profiles and a longer history in the industry than we do. They may also provide more diverse opportunities and better prospects for career advancement. Some of these characteristics may be more appealing to high-quality candidates than what we have to offer, in particular given the current focus on pursuing a strategic transaction. If we are unable to continue to motivate and retain high-quality personnel, our ability to evaluate and pursue strategic alternatives will be harmed, and the potential for resuming research and development activities and successfully implementing our business strategy may be limited.

In order to successfully implement our plans and strategies, we will be substantially dependent on a reduced workforce, which added responsibilities could strain our employees and members of management and increase our reliance on third-parties to provide certain services.

As of April 30, 2023, Apexigen had 12 full-time employees. In order to successfully pursue a strategic transaction, fulfill our obligations as a public reporting company and maintain our development and commercialization plans and strategies, we will be substantially dependent upon the efforts of these 12 employees. We may experience difficulties in implementing such objectives given the significant added responsibilities on our remaining employees and members of management.

Further, we rely on certain independent organizations, advisors and consultants to provide certain services, including substantially all aspects of clinical management and manufacturing. We have significantly reduced our research and development activities since February 2023 in order to explore the potential for a strategic transaction; however to the extent we maintain such activities we may be required to rely more heavily on such outside contractors. We cannot assure you that the services of these outside contractors will continue to be available to us on a timely basis when needed. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by third party service providers is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not obtain marketing approval of our current and any future product candidates or otherwise advance our business. We cannot assure you that we will manage our existing third-party service providers or find other competent outside contractors and consultants on economically reasonable terms, or at all.

If we are unable to effectively manage our organization with a reduced workforce and maintain our relationships with contractors and consultants to support our clinical management and manufacturing activities, our ability to successfully implement our business plans and strategies will be harmed.

If we are unable to establish sales or marketing capabilities or enter into agreements with third parties to sell or market our product candidates after any approvals, we may not successfully sell or market our product candidates that obtain regulatory approval.

We currently do not have and have never had a marketing or sales team for the marketing, sales and distribution of any of our product candidates that may obtain regulatory approval in the future. In order to commercialize any product candidates, we will need to build marketing, sales, distribution, managerial, and other non-technical capabilities or make arrangements with third parties to perform these services for each of the territories in which we may have approval to sell or market our product candidates. We may not be successful in accomplishing these required tasks.

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

Our reliance on these third parties for research and development activities will reduce our control over these activities but will not relieve us of our regulatory responsibilities. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with GCP standards, regulations for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity, and confidentiality of trial participants are protected. The EMA also requires us to comply with similar standards. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, principal investigators, and trial sites. If we or any of our CROs fail to comply with applicable GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, EMA, or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP regulations. In addition, our clinical trials must be conducted with product produced under current GMP regulations. Our failure or the failure of the third parties we engage to comply with these regulations may require us to repeat clinical trials, which would delay the marketing approval process. We also are required to register certain ongoing clinical trials and post the results of certain completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within certain time frames. Failure to do so can result in fines, adverse publicity, and civil and criminal sanctions.

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

WuXi has successfully manufactured sotiga drug substance and labeled drug product for clinical trial use as of March 2023. We continue to work with the FDA to complete a plan to demonstrate comparability of the WuXi-generated drug product with the sotiga drug product we have used in clinical trials historically, which was produced by a prior third-party manufacturer. If FDA or other relevant regulatory authorities do not accept our comparability protocol or we do not adequately demonstrate the comparability of the WuXi-generated drug product with the drug product we have used in past clinical trials, we may not be able to rely on clinical trial data we have generated to date using the drug product from that prior third-party manufacturer.

The manufacture of biologic therapeutics is complex. It is anticipated that during development from early clinical trials to commercialization that changes to the manufacturing cell line, manufacturing process or analytical methods will occur. These changes carry the risk that the intended goals of such changes are not achievable and that further development work may be needed to reach these goals, which may delay our ability to meet clinical or commercial supply needs. Our change in the manufacturing site, cell line, process and analytical methods for sotiga represent a specific elevated risk for the sotiga program. However, we currently have no alternative manufacturer in place for sotiga and APX601 drug substance and drug product. For the APX601 product candidate, we have successfully completed drug substance and drug product runs at WuXi. We have not yet performed labeling and packaging runs for APX601 and will need to do so prior to initiating any clinical development of APX601.

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

Beovu® is a drug product developed by Novartis covered under the ESBATech Agreement with us. Novartis obtained approval for Beovu for use in neovascular (wet) age-related macular degeneration (“AMD”) and as a treatment of visual impairment due to diabetic macular edema, Novartis continues to develop Beovu for other indications. Under the terms of the ESBATech agreement, Novartis is obligated to pay us a very low single-digit royalty on worldwide net sales of Beovu. However, Novartis has disputed its obligation to pay royalties to us under the agreement and continues to pay such royalties under protest. As a result, we have determined that any sales-based royalties received from Novartis for Beovu are currently fully constrained, and we have recorded the royalty proceeds as deferred revenue on our consolidated balance sheet, with the amounts totaling $6.2 million and $5.7 million as of March 31, 2023 and December 31, 2022, respectively. If the dispute with Novartis regarding their royalty obligations is not settled favorably through negotiation or if the parties escalate the dispute through arbitration or litigation, there is no guarantee that we will recognize such historic and future royalty revenue in part or at all, we may be required to return the cash received to date for the constrained royalty payments, we may not receive future payments, and we may incur substantial costs and distraction of management related to such dispute. While this dispute continues, the Beovu royalty rights will be impaired which will limit our ability to exercise ownership over or monetize this royalty stream, all of which could have an adverse effect on our business, financial condition, and results of operations.

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

We continue to actively monitor, evaluate and respond as needed to developments relating to COVID-19, including new strains of the disease that have emerged, vaccination status both locally and globally, and other COVID-19 related protocols and travel restrictions as set forth by the CDC and other state, local and government authorities. In response to the COVID-19 pandemic in 2020, we implemented policies that enabled some of our employees to work remotely, and such policies may continue for an indefinite period. We also implemented various safety protocols for on-site personnel, including COVID-19 testing procedures and compliance measures for social distancing and continue to maintain appropriate protocols in accordance with federal, state and local regulation. Our priority is to protect the health and safety of our employees, community, partners and clinical trial participants, while working to ensure the sustainability of our business operations.

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

To the extent the COVID-19 pandemic continues to pose a threat on our ability to effectively conduct our business operations as planned, there can be no assurance that we will avoid a material impact on our business from the spread of COVID-19 or its consequences, including disruption to our business and downturns in business sentiment generally or in our industry or due to social or economic unrest caused by the COVID-19 pandemic.

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

In March 2023, the Federal Deposit Insurance Corporation (“FDIC”) took control and was appointed receiver of Silicon Valley Bank (“SVB”) due to adverse financial conditions SVB was facing. We held nearly all of our cash and cash equivalents in accounts at SVB at the time the receivership was put in place. As a result of the FDIC’s actions, nearly all of our cash and cash equivalents, whether insured or uninsured, were temporarily inaccessible. In May 2023, First Republic Bank was also placed into receivership with the FDIC, and substantially all of its assets were sold to JPMorgan Chase Bank, National Association. If other banks and financial institutions are similarly affected in the future in response to conditions affecting the banking system and financial markets, we may be unable to access and we may lose some or all of our cash and cash equivalents, which could have a material adverse effect on our operations.

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
•
changes in our dividend policy;
•
adverse resolution of new or pending litigation against us; and
•
the market’s reaction to our reduced disclosure and other requirements as a result of being an “emerging growth company” under the Jumpstart Our Business Startups Act (the “JOBS Act”).

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

Prior to the Business Combination, our predecessor, BCAC, had identified a material weakness in its internal controls over financial reporting in connection with the reclassification of the warrants. The material weakness was remediated in 2022. If we identify further material weaknesses in our internal control over financial reporting, any such identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim consolidated financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

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

We filed a registration statement with the SEC on Form S-8 providing for the registration of shares of our common stock issued or reserved for issuance under our 2020 Plan, 2022 Plan and 2022 ESPP. Subject to the satisfaction of vesting conditions and the expiration of any applicable lockup agreements, shares registered under the registration statement on Form S-8 are available for resale immediately in the public market without restriction. In addition, under our purchase agreement dated March 17, 2022 with Lincoln Park (the “equity line agreement”), we have the right to direct Lincoln Park to purchase an aggregate of up to $50,000,000 of our common stock from time to time, subject to certain limitations. As of March 31, 2023, we have issued 1,266,684 shares of our common stock under the equity line agreement, including 150,000 on July 29, 2022, 500,000 shares of our common stock 90 calendar days after July 29, 2022 and 616,684 shares of common stock pursuant to purchases we directed under the equity line agreement.

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

Shares held by certain of our stockholders are eligible for resale, subject to, in the case of certain stockholders, volume, manner of sale and other limitations under Rule 144. In addition, pursuant to the Registration Rights and Lock-Up Agreement that we entered into with certain stockholders in connection with the Business Combination, we registered the sale of their shares of common stock under the Securities Act, and pursuant to the Registration Rights Agreement that we entered into with Lincoln Park, we registered the shares of our common stock issued to Lincoln Park pursuant to the equity line agreement under the Securities Act.

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

In addition, as a public company, we are required to document and test our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act so that our management can certify as to the effectiveness of our internal control over financial reporting. The design of our internal controls over financial reporting post-Business Combination has required and will continue to require significant time and resources from management and other personnel. As a result, management was unable, without incurring unreasonable effort or expense, to conduct an assessment of our internal control over financial reporting as of March 31, 2023. Accordingly, we are excluding management’s report on internal control over financial reporting in this Quarterly Report on Form 10-Q pursuant to Section 215.02 of the SEC Division of Corporation Finance’s Regulation S-K Compliance & Disclosure Interpretations. If we are not able to implement the requirements of Section 404, including any additional requirements once we are no longer an emerging growth company, in a timely manner or with adequate compliance, we may not be able to assess whether our internal control over financial reporting is effective, which may subject us to adverse regulatory consequences and could harm investor confidence and the market price of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 23, 2023, we sold 1,995,708 shares of our common stock and accompanying warrants to purchase up to 1,995,708 additional shares of common stock in a private placement, which was previously disclosed by us in our Current Report on Form 8-K, as filed with the SEC on January 25, 2023.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
4.1	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Company on January 25, 2023)
4.2	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by the Company on January 25, 2023).
10.1	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on January 25, 2023).
10.2	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on January 25, 2023).
10.3*+	Retention Letter Agreement, dated as of March 1, 2023, between Apexigen, Inc. and Francis Sarena.
10.4*+	Retention Letter Agreement, dated as of March 2, 2023, between Apexigen, Inc. and William Duke, Jr.
10.5*+	Retention Letter Agreement, dated as of March 10, 2023, between Apexigen, Inc. and Amy Wong.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

+ Indicates management contract or compensatory plan.

† The certifications attached as Exhibit 32.1 and Exhibit 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Apexigen, Inc.

Date: May 15, 2023	By:	/s/ Xiaodong Yang
Xiaodong Yang, M.D., Ph.D. Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2023	By:	/s/ William Duke, Jr.
William Duke, Jr. Chief Financial Officer (Principal Financial and Accounting Officer)