Form 10-Q
period 2023-06-30
Apexigen, Inc.
filed 2023-08-10
CIK 1814140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 4, 2023, the registrant had 24,861,926 shares of common stock, $0.0001 par value per share, outstanding.

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
•
our expectations regarding the anticipated timing and benefits of the contemplated merger transaction with Pyxis Oncology;
•
the outcome of any legal proceedings that may be instituted against us related to the contemplated merger transaction with Pyxis Oncology;
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

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements.

APEXIGEN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,369	$14,802
Short-term investments	-	1,997
Prepaid expenses and other current assets	1,455	2,618
Deferred financing costs, current	1,776	1,776
Total current assets	12,600	21,193
Property and equipment, net	-	150
Right-of-use assets	-	100
Deferred financing costs, non-current	148	1,036
Other assets	335	376
Total assets	$13,083	$22,855
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,381	$5,343
Accrued liabilities	5,362	5,359
Deferred revenue	6,662	5,659
Lease liabilities, current portion	-	106
Total current liabilities	15,405	16,467
Derivative warrant liabilities	-	11
Total liabilities	15,405	16,478
Commitment and contingencies (Note 9)
Stockholders’ (deficit) equity:
Common stock, $0.0001 par value; 1,000,000,000 shares authorized as of June 30, 2023 (unaudited) and December 31, 2022; 24,850,082 and 22,646,015 shares issued and outstanding as of June 30, 2023 (unaudited) and December 31, 2022, respectively	2	2
Additional paid-in capital	186,569	183,168
Accumulated deficit	(188,893)	(176,793)
Total stockholders’ (deficit) equity	(2,322)	6,377
Total liabilities and stockholders’ equity	$13,083	$22,855

See accompanying notes to unaudited condensed consolidated financial statements.

APEXIGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$1,753	$6,005	$4,689	$13,113
General and administrative	4,405	2,139	7,684	4,124
Total operating expenses	6,158	8,144	12,373	17,237
Loss from operations	(6,158)	(8,144)	(12,373)	(17,237)
Other income, net	111	40	273	91
Net loss	$(6,047)	$(8,104)	$(12,100)	$(17,146)
Net loss per share, basic and diluted	$(0.24)	$(0.45)	$(0.50)	$(0.95)
Weighted-average common shares used to compute net loss per share, basic and diluted	24,725,768	18,090,770	24,442,900	18,087,777
Comprehensive Loss:
Net loss	$(6,047)	$(8,104)	$(12,100)	$(17,146)
Other comprehensive loss
Unrealized gain on marketable securities	-	(15)	-	(13)
Comprehensive loss	$(6,047)	$(8,119)	$(12,100)	$(17,159)

See accompanying notes to unaudited condensed consolidated financial statements.

APEXIGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

(In thousands, except share amounts)

(Unaudited)

	Three Months Ended June 30, 2023
	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amounts	Capital	Deficit	Income (Loss)	Equity (Deficit)
Balance at April 1, 2023	24,652,546	$2	$185,957	$(182,846)	$-	$3,113
Vesting of restricted stock units	180,536	-	241	-	-	241
Issuance of common stock under employee stock plan	17,000	-	5	-	-	5
Reclassification of private warrants	-	-	13	-	-	13
Stock-based compensation	-	-	353	-	-	353
Net loss	-	-	-	(6,047)	-	(6,047)
Balance at June 30, 2023	24,850,082	$2	$186,569	$(188,893)	$-	$(2,322)

	Six Months Ended June 30, 2023
	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amounts	Capital	Deficit	Income (Loss)	Equity (Deficit)
Balance at January 1, 2023	22,646,015	$2	$183,168	$(176,793)	$-	$6,377
Private offering, net of transaction costs of $659	1,995,708	-	2,132	-	-	2,132
Vesting of restricted stock units	191,359	-	411	-	-	411
Issuance of common stock under employee stock plan	17,000	-	5			5
Reclassification of private warrants	-	-	13	-	-	13
Stock-based compensation	-	-	840	-	-	840
Net loss	-	-	-	(12,100)	-	(12,100)
Balance at June 30, 2023	24,850,082	$2	$186,569	$(188,893)	$-	$(2,322)

See accompanying notes to unaudited condensed consolidated financial statements.

	Three Months Ended June 30, 2022
	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amounts	Shares	Amounts	Capital	Deficit	Loss	Equity (Deficit)
Balance at April 1, 2022, as previously reported	145,130,628	$158,707	31,395,489	$31	$8,462	$(153,766)	$(2)	$(145,275)
Retroactive application of recapitalization	(145,130,628)	(158,707)	(13,310,621)	(29)	158,736	-	-	158,707
Balance at April 1, 2022, as adjusted	-	-	18,084,868	2	167,198	(153,766)	(2)	13,432
Exercise of stock options	-	-	6,760	-	23	-	-	23
Stock-based compensation	-	-	-	-	368	-	-	368
Net loss	-	-	-	-	-	(8,104)	-	(8,104)
Other comprehensive loss	-	-	-	-	-	-	(15)	(15)
Balance at June 30, 2022	-	$-	18,091,628	$2	$167,589	$(161,870)	$(17)	$5,704

	Six Months Ended June 30, 2022
	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amounts	Shares	Amounts	Capital	Deficit	Loss	Equity (Deficit)
Balance at January 1, 2022, as previously reported	145,130,628	$158,707	31,070,665	$31	$7,991	$(144,724)	$(4)	$(136,706)
Retroactive application of recapitalization	(145,130,628)	(158,707)	(13,019,073)	(29)	158,736	-	-	158,707
Balance at January 1, 2022, as adjusted	-	-	18,051,592	2	166,727	(144,724)	(4)	22,001
Exercise of stock options	-	-	40,036	-	73	-	-	73
Stock-based compensation	-	-	-	-	789	-	-	789
Net loss	-	-	-	-	-	(17,146)	-	(17,146)
Other comprehensive loss	-	-	-	-	-	-	(13)	(13)
Balance at June 30, 2022	-	$-	18,091,628	$2	$167,589	$(161,870)	$(17)	$5,704

See accompanying notes to unaudited condensed consolidated financial statements.

APEXIGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,100)	$(17,146)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	17	55
Stock-based compensation	840	789
Expense from restricted stock units	411	-
Accretion of discount and amortization of premiums on marketable securities	(3)	7
Amortization of deferred financing costs	888	-
Change in fair value of derivative warrant liabilities	2	-
Non-cash lease expense	100	200
Gain on disposals	(16)	-
Changes in current assets and liabilities:
Prepaid expenses and other current assets	1,182	82
Other assets	41	(104)
Accounts payable	(2,005)	2,058
Accrued expenses	(17)	(865)
Deferred revenue	1,003	991
Lease liabilities	(106)	(209)
Net cash used in operating activities	(9,763)	(14,142)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	-	(43)
Sales of property and equipment	150	-
Purchases of marketable securities	-	(14,985)
Sales of marketable securities	2,000	17,947
Net cash provided by investing activities	2,150	2,919
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from private offering	2,791	-
Payments of transaction costs	(616)	(649)
Proceeds from issuances of common stock under equity stock purchase plan	5	-
Proceeds from exercise of stock options	-	73
Net cash provided by (used in) financing activities	2,180	(576)
Net decrease in cash and cash equivalents	(5,433)	(11,799)
Cash and cash equivalents, beginning of period	14,802	23,443
Cash and cash equivalents, end of period	$9,369	$11,644
Supplemental disclosure of non-cash investing and financing activities:
Transaction costs in accounts payable and accrued liabilities at period end	$43	$1,582
Reclassification of private warrants	$13	$-

See accompanying notes to unaudited condensed consolidated financial statements.

APEXIGEN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of the Business

Description of Business

Apexigen, Inc. (“Apexigen” or “we”) is a clinical-stage biopharmaceutical company focused on discovering and developing antibody therapeutics for oncology, with an emphasis on new immuno-oncology agents designed to harness the patient’s immune system to combat and eradicate cancer. Our lead product candidates are sotigalimab (“sotiga” or “APX005M”), which is a CD40 agonist antibody, and APX601, which is a TNFR2 antagonist antibody. We also have out-license arrangements for a number of programs. Since inception, we have devoted substantially all of our resources to performing research, development, and manufacturing activities in support of our product candidates. In October 2019, the first of our out-licensed product candidates was approved for commercial product sale. Apexigen is headquartered in San Carlos, California.

In March 2022, Brookline Capital Acquisition Corp. (“BCAC”) and Apexigen America, Inc., which was then known as Apexigen, Inc. (“Legacy Apexigen”), entered into a business combination agreement (“Brookline Business Combination Agreement”) pursuant to which BCAC and Legacy Apexigen agreed to combine, with Legacy Apexigen’s equityholders owning a majority of the equity in the combined public company. The transactions contemplated under the Brookline Business Combination Agreement (the “Brookline Merger”) closed in July 2022. At that time, a subsidiary of BCAC merged with and into Legacy Apexigen with Legacy Apexigen surviving the merger as a wholly owned subsidiary of BCAC. Additionally, BCAC changed its name to Apexigen, Inc. and Legacy Apexigen changed its name to Apexigen America, Inc.

Legacy Apexigen was incorporated in Delaware in 2010, the year Legacy Apexigen was spun-out of Epitomics, Inc. (“Epitomics”), which was a California-based biotechnology company that was acquired by Abcam plc in 2012. Legacy Apexigen was spun-out of Epitomics to focus on the discovery, development, and commercialization of humanized monoclonal antibody therapeutics.

Liquidity, Capital Resources, and Recent Developments

On February 27, 2023, we announced that we were implementing a corporate restructuring to extend our cash runway as we reviewed and explored strategic alternatives. As part of the restructuring, which was approved by our board of directors on February 23, 2023, we announced plans to reduce the size of our workforce by 55%, impacting up to 11 of our 20 employee positions. We eliminated nine employee positions as of June 30, 2023 and do not expect to eliminate any additional positions prior to the completion of the merger with Pyxis Oncology, Inc. As a result of the restructuring, we incurred severance costs of $0.1 million and $0.4 million during the three and six months ended June 30, 2023, respectively.

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

On May 23, 2023, we entered into an Agreement and Plan of Merger (the “Pyxis Merger Agreement”) with Pyxis Oncology, Inc. (“Pyxis Oncology”) and Ascent Merger Sub Corp., a wholly owned subsidiary of Pyxis Oncology (“Merger Sub”), pursuant to which Merger Sub will merge with and into Apexigen (the “Pyxis Merger”), with Apexigen surviving such merger as a wholly owned subsidiary of Pyxis Oncology. The Pyxis Merger is intended to qualify as a tax-free reorganization for U.S. federal income tax purposes. On June 30, 2023, we filed a definitive merger proxy statement announcing a special meeting of Apexigen stockholders to be held virtually on August 22, 2023. Holders of our common stock as of the close of business on June 28, 2023 (the “Record Date”) are entitled to vote at the special meeting. The completion of the Pyxis Merger is subject to the satisfaction or waiver of certain closing conditions, including the approval of the adoption of the Pyxis Merger Agreement by a majority of our outstanding shares of common stock as of the Record Date. At the closing of the Pyxis Merger, each outstanding share of our common stock will automatically convert into the right to receive 0.1725 (the “Exchange Ratio”) shares of common stock of Pyxis Oncology.

As of June 30, 2023, we had approximately $9.4 million of cash and cash equivalents, and expect to fund our operations into the fourth quarter of 2023 based on current operations assuming no additional proceeds from our equity line agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”) or any other potential financing or business development transactions. We have incurred substantial losses and negative cash flows from operations since inception and had an accumulated deficit of $188.9 million as of June 30, 2023. Since inception through June 30, 2023, we have funded operations primarily through the issuance of equity, proceeds from collaborative research and development agreements, and borrowings under a debt arrangement. Due to our significant research, development, and manufacturing expenditures, we have generated operating losses in all periods presented. We expect to incur substantial additional losses in the future as we advance and expand our research and development activities and prepare to pursue the potential regulatory approval and commercialization of our product candidates. Based on our research and development activities and plans, there is uncertainty regarding our ability to maintain liquidity sufficient to operate the business effectively, which raises substantial doubt as to our ability to continue as a going concern.

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

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”), and in our opinion, include all adjustments of a normal recurring nature necessary for fair financial statement presentation. Interim results are not necessarily indicative of the results to be expected for the full year ending December 31, 2023. We have made estimates and assumptions that affect the amounts reported and disclosed in the unaudited interim consolidated financial statements and the accompanying notes. Actual results could differ materially from these estimates.

These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2022 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

As a result of the merger with BCAC in July 2022, we have retrospectively applied the effect of our 1:0.102448 reverse stock split to all shares outstanding, earnings per share, and equity plan amounts for all periods presented.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of Apexigen and its wholly owned subsidiary. All significant inter-company transactions and balances have been eliminated in consolidation.

Emerging Growth Company

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and may take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies. Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934 (the “Exchange Act”) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our consolidated financial statements with another public company, which is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period, difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts expensed during the reporting period. On an ongoing basis, management evaluates its estimates, including those related to accruals for research and development costs, stock-based compensation, and uncertain tax positions. We adjust such estimates and assumptions when facts and circumstances dictate. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the consolidated financial statements in future periods. As future events and their effects cannot be determined with precision, actual results could materially differ from those estimates and assumptions.

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

Concentrations of Credit and Other Risks

Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash and cash equivalents on deposit with financial institutions, the balance of which frequently exceed federally insured limits. On March 10, 2023, Silicon Valley Bank was closed by the California Department of Financial Protection and Innovation, which appointed Federal Deposit Insurance Corporation as receiver. If any of the financial institutions with whom we do business were to be placed into receivership, we may be unable to access to the cash we have on deposit with such institutions. If we are unable to access our cash and cash equivalents as needed, our financial position and ability to operate our business could be adversely affected. We limit our credit risk associated with cash and cash equivalents by placing them with financial institutions we believe are of high quality. We have not experienced any losses on our deposits of cash. As of June 30, 2023, we had no off-balance sheet concentrations of credit risk.

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

Impairment of Long-Lived Assets

Our long-lived assets are comprised principally of our property and equipment and right-of-use lease assets. We periodically evaluate our long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets or group of assets may not be fully recoverable. We deem a long-lived asset impaired when the undiscounted future cash flows expected to be generated by the asset or group of assets is less than the carrying amount of the assets. If there is an impairment, we would reduce the carrying amount of the assets through an impairment charge, to their estimated fair values based on a discounted cash flow approach or, when available and appropriate, to comparable market values. We recorded no impairment of long-lived assets during the three and six months ended June 30, 2023 and 2022.

Deferred Financing Costs

Deferred financing costs consist of direct costs and commitment fees directly attributable to the commencement of the equity line agreement with Lincoln Park upon the closing of the merger with BCAC in July 2022. We capitalize deferred financing costs and amortize these costs over the 24 months of the equity line agreement. As of June 30, 2023, deferred financing costs totaled $1.9 million. Amortization expense for deferred financing costs was $0.4 million and $0.8 million for the three and six months ended June 30, 2023.

Revenue Recognition

Under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, we recognize revenue when we transfer promised goods or services to customers in an amount that reflects the consolidated balance sheets to which we expect to be entitled in exchange for those goods or services. We have not commenced sales of our drug candidates and did not have a product approved for marketing as of June 30, 2023.

We may also earn contingent fees, including milestone payments based on counterparty performance and royalties on sales, from collaborations and other out-license arrangements. We will recognize milestone payments as revenue once the underlying events are probable of being met and there is not a significant risk of reversal. We will recognize sales-based royalties as revenue when the underlying sales occur. In October 2019, Novartis’ Beovu® product, which is covered by one of our out-license agreements, was approved for commercial product sale. Under this agreement, Novartis is obligated to pay us a very low single-digit royalty on net sales of the Beovu product. However, Novartis has disputed its obligation to pay us royalties on Beovu sales under this agreement. As a result, we have determined that any sales-based Beovu product royalty revenue that we may earn under this agreement is currently fully constrained. We have recorded the royalty proceeds as deferred revenue in the consolidated balance sheets. As of June 30, 2023 and December 31, 2022, deferred revenue totaled $6.7 million and $5.7 million, respectively.

Lease

We determine if an arrangement is a lease at inception and if so, we determine whether the lease qualifies as an operating or a finance lease. We previously leased our principal facility under a non-cancelable operating lease agreement with a lease term, which ended in March 2023. We currently lease our facility under a six-month lease that commenced in March 2023. We recognize the monthly rent of $2,000 as rent expense and include it in operating expenses in the consolidated statements of operations and comprehensive income. As of June 30, 2023 and December 31, 2022, the right-of-use assets were zero and $0.1 million, respectively, and lease liabilities were zero and $0.1 million, respectively. Rent expense was not significant and was $0.1 million for the three months ended June 30, 2023 and 2022, respectively, and $0.1 million and $0.2 million for the six months ended June 30, 2023 and 2022, respectively.

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

Transaction Costs

Transaction costs consist of direct legal, accounting, filing and other fees and costs directly attributable to our exploration of strategic alternatives. We expense transaction costs in the period in which the costs are incurred and the services are received. Transaction costs were $1.5 million and $1.7 million for the three and six months ended June 30, 2023, respectively, and they were included as general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss.

Common Stock Warrant

We record at fair value freestanding puttable or redeemable warrants, or warrants which are not considered to be indexed to our stock and include this amount in accrued expenses on our consolidated balance sheets as of December 31, 2021. On the closing date of the merger with BCAC in July 2022, the preferred stock warrant that was outstanding immediately before closing became a common stock warrant. We adjusted the carrying value of such warrant to its estimated fair value at the closing date of the merger with BCAC based upon the value of our common stock warrant and reclassified estimated fair value at the closing date of the merger with BCAC from accrued expenses to additional paid-in capital on the closing date of the merger with BCAC. This common stock warrant of 4,321 shares is outstanding as of June 30, 2023.

Public Warrants

The public warrants, issued in connection with the BCAC’s initial public offering prior to the merger between Apexigen and BCAC, and the warrants issued in private offering transactions completed in July 2022 and January 2023, are classified as equity (see Note 7).

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

As of June 30, 2023, the private placement warrants had been transferred from the initial purchaser to individuals. After the transfer, the terms of the private placement warrants became identical to the public warrants. The private placement warrants were re-measured and reclassified as equity. As of June 30, 2023 and December 31, 2022, deferred warrant liabilities were zero and approximately $11,000, respectively. Change in fair value of derivative warrant liabilities was not significant for the three and six months ended June 30, 2023.

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

Major Vendors

We had one major vendor that accounted for approximately 18.2% and 36.1% of the research and development expenses for the three months ended June 30, 2023 and 2022, respectively and approximately 16.2% and 39.4% of the research and development expenses for the six months ended June 30, 2023 and 2022, respectively. The same vendor also accounted for approximately 8.0% and 24.8% of the total accounts payable and accrued liabilities as of June 30, 2023 and December 31, 2022, respectively. Moreover, there is a second vendor that accounted for approximately 41.1% and 33.6% of the total accounts payable and accrued liabilities as of June 30, 2023 and December 31, 2022, respectively, but we did not incur any expenses with this vendor during the three and six months ended June 30, 2023 and 2022.

We had a third vendor that accounted for approximately 26.7% and 19.7% of the general and administrative expenses for the three and six months ended June 30, 2023, respectively. This same vendor accounted for approximately 15.4% of the total accounts payable and accrued liabilities as of June 30, 2023.

3. Brookline Merger

Under the Brookline Business Combination Agreement with BCAC, Legacy Apexigen was valued at $205.0 million on a fully diluted basis, net of exercise proceeds for Legacy Apexigen’s pre-closing stock options. On July 29, 2022, Legacy Apexigen and BCAC consummated the Brookline Merger with Legacy Apexigen surviving such merger as a wholly-owned subsidiary of BCAC. Also at closing of the Brookline Merger, BCAC changed its name to Apexigen, Inc. and Legacy Apexigen changed its name to Apexigen America, Inc.

Upon the closing of the Brookline Merger, we amended and restated our certificate of incorporation to, among other things, increase the total number of authorized shares of capital stock to 1,020,000,000 shares, of which 1,000,000,000 shares were designated common stock, $0.0001 par value per share, and of which 20,000,000 shares were designated preferred stock, $0.0001 par value per share.

Immediately prior to the closing of the Brookline Merger, each issued and outstanding share of Legacy Apexigen’s convertible preferred stock, was converted into shares of common stock based on a one-to-one ratio (see Note 7). The Brookline Merger is accounted for with a retrospective application that results in 145,130,628 shares of convertible preferred stock converting into the same number of shares of Legacy Apexigen’s common stock.

Upon the consummation of the Brookline Merger, each share of Legacy Apexigen common stock issued and outstanding was canceled and converted into the right to receive 0.102448 shares (the “Brookline Exchange Ratio”) of BCAC’s common stock (the “Per Share Merger Consideration”).

Outstanding stock options, whether vested or unvested, to purchase shares of Legacy Apexigen’s common stock granted under the 2010 Equity Incentive Plan and the 2020 Equity Incentive Plan (“Legacy Options”) (see Note 8) converted into stock options for shares of our common stock upon the same terms and conditions that were in effect with respect to such stock options immediately prior to the Brookline Merger, after giving effect to the Brookline Exchange Ratio.

Outstanding warrants to purchase shares of common stock remained outstanding after the closing of the Brookline Merger. The warrants became exercisable 30 days after the completion of the Brookline Merger, subject to other conditions, including with respect to the effectiveness of a registration statement covering the shares of common stock underlying such warrants, and will expire five years after the completion of the Brookline Merger or earlier upon redemption or liquidation (see Note 2 and Note 7).

In connection with the Brookline Merger, certain stockholders exercised their right to redeem certain of their outstanding shares for cash, resulting in the redemption of 4,618,607 shares of common stock for gross redemption payments of $47.2 million. In addition, a number of investors purchased an aggregate of 1,452,000 shares of common stock (the “PIPE Shares”), for a purchase price of $10.00 per share, as applicable, for an aggregate purchase price of $14.5 million pursuant to separate subscription agreements. The PIPE transaction closed simultaneously with the consummation of the Brookline Merger. In connection with the Brookline Merger and private offering in July 2022 (see Note 6), we incurred direct and incremental costs of approximately $9.2 million related to the equity issuance, consisting primarily of investment banking, legal, accounting, and other professional fees, which we recorded to additional paid-in capital as a reduction of proceeds.

The Brookline Merger is accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, BCAC was treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the Brookline Merger was treated as the equivalent of Legacy Apexigen issuing stock for the net assets of BCAC, accompanied by a recapitalization. The net assets of BCAC are stated at historical cost, with no goodwill or intangible assets recorded.

Prior to the Brookline Merger, Legacy Apexigen and BCAC filed separate standalone federal, state, and local income tax returns. As a result of the Brookline Merger, we will file a consolidated income tax return. Although, for legal purposes, BCAC acquired Legacy Apexigen, and the Brookline Merger represents a reverse acquisition for federal income tax purposes. BCAC will be the parent of the consolidated group with Legacy Apexigen as a subsidiary, but in the year of the closing of the Brookline Merger, Legacy Apexigen will file a full-year tax return with BCAC joining in the return the day after the closing date of the Brookline Merger.

Upon closing of the Brookline Merger, we received gross proceeds of $19.0 million from the Brookline Merger and PIPE financing, offset by transaction costs of $9.2 million recorded in 2022 and BCAC’s Extension and Working Capital Notes repayment of $0.9 million. The following table reconciles the elements of the Brookline Merger to the consolidated statements of cash flows and the consolidated statement of changes in stockholders’ equity (in thousands):

Cash - BCAC’s trust (net of redemption)	$4,435
Cash - Private offering	14,520
Less: BCAC’s Extension and Working Capital Notes repayment in 2022	(861)
Proceeds from Brookline Merger and private offering for the year ended December 31, 2022	18,094
Less: transaction costs paid in 2022	(9,221)
Net proceeds from Brookline Merger and private offering for the year ended December 31, 2022	8,873
Less: transaction costs paid in 2021	(11)
Plus: net assets of BCAC	(394)
Brookline Merger and private offering for the year ended December 31, 2022	$8,468

The number of shares of common stock issued immediately following the consummation of the Brookline Merger was:

Common stock, outstanding prior to Brookline Merger	5,061,592
Less: redemption of BCAC shares	(4,618,607)
Common stock of BCAC	442,985
BCAC Sponsor shares	1,190,979
BCAC Representative shares	57,500
Shares issued in private offering	1,452,000
Brookline Merger and July 2022 private offering shares	3,143,464
Legacy Apexigen shares	18,147,032
Total shares of common stock immediately after Brookline Merger	21,290,496
Exercise of Legacy Apexigen common stock warrant	4,539
Shares issued to Lincoln Park (Note 6)	150,000
Total shares of common stock on July 29, 2022	21,445,035

The number of Legacy Apexigen’s shares was determined as follows:

	Legacy Apexigen Shares	Legacy Apexigen Shares, effected for Brookline Exchange Ratio
Balance as of December 31, 2020	30,521,693	3,126,980
Recapitalization applied to Convertible Preferred Stock outstanding at December 31, 2020	145,130,628	14,868,374
Exercise of common stock options - 2021	548,972	56,238
Exercise of common stock options - 2022 (pre-Closing)	702,074	71,922
Exercise of common stock restricted awards - 2022 (pre-Closing)	229,556	23,518
Total Legacy Apexigen shares as of July 29, 2022	177,132,923	18,147,032

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

As of June 30, 2023, our cash equivalents consisted of money market funds with less than a three-month maturity. Our short-term investments was zero as of June 30, 2023. Money market funds are classified as Level 1 because they are valued using quoted market prices. As of December 31, 2022, we had short-term investments consisted of U.S. treasury securities and they are classified as Level 1 because they are valued using quoted market prices.

In certain cases where there is limited activity or less transparency around the inputs to valuation, we classify securities as Level 3. Level 3 liabilities consist of derivative warrant liabilities.

The following tables set forth the financial instruments that we measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	June 30, 2023
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$8,039	$-	$-	$8,039
Total	$8,039	$-	$-	$8,039
Financial liability:
Derivative warrant liabilities	$-	$-	$-	$-
Total	$-	$-	$-	$-

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$14,671	$-	$-	$14,671
U.S. treasury securities	1,997	-	-	1,997
Total	$16,668	$-	$-	$16,668
Financial liability:
Preferred stock warrant liability	$-	$-	$11	$11
Total	$-	$-	$11	$11

The derivative warrant liabilities had a fair value of zero and $11,000 as of June 30, 2023 and December 31, 2022, respectively. We estimate the fair value of the derivative warrant liabilities using a Black-Scholes option-pricing model, which assumptions are related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. We estimate the volatility of our common stock warrants based on historical volatility of select peer company’s common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which we anticipate remaining at zero.

The following tables summarize the estimated fair value of our marketable securities and the gross unrealized holding gains and losses (in thousands):

	June 30, 2023
		Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$1,330	$-	$-	$1,330
Money market funds	8,039	-	-	8,039
Total cash and cash equivalents	$9,369	$-	$-	$9,369

	December 31, 2022
		Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$131	$-	$-	$131
Money market funds	14,671	-	-	14,671
Total cash and cash equivalents	$14,802	$-	$-	$14,802
Marketable securities:
U.S. treasury securities	$1,997	$-	$-	$1,997
Total marketable securities	$1,997	$-	$-	$1,997

5. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Prepaid clinical development expenses	$959	$1,128
Prepaid insurance expenses	210	970
Other prepaid expenses and current assets	286	520
Total prepaid expenses and other current assets	$1,455	$2,618

Property and Equipment, Net

We moved to a new office in March 2023 and do not use any significant property and equipment as of June 30, 2023. During the three months ended March 31, 2023, we sold our laboratory equipment for $150,000 and disposed of our remaining property and equipment as we prepared to vacate our prior office and laboratory space. We recognized a gain on disposals of approximately $16,000 from the sale of our laboratory equipment for the three months ended March 31, 2023. Property and equipment, net, consists of the following (in thousands):

	June 30, 2023	December 31, 2022
Laboratory equipment	$-	$909
Furniture and fixtures	-	28
Office equipment	-	25
Software	-	12
Total property and equipment	-	974
Less: accumulated depreciation	-	(824)
Total property and equipment, net	$-	$150

Depreciation expense for property and equipment was zero and $28,000 for the three months ended June 30, 2023 and 2022, respectively, and $17,000 and $55,000 for the six months ended June 30, 2023 and 2022, respectively.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Accrued clinical trial and manufacturing costs	$3,850	$4,340
Accrued personnel costs	601	497
Accrued legal expenses	335	84
Other accrued liabilities	576	438
Total accrued liabilities	$5,362	$5,359

6. Stockholder’s Equity

Preferred Stock

As discussed in Note 3, Brookline Merger, we retroactively adjusted the shares issued and outstanding prior to July 29, 2022 to give effect to the Brookline Exchange Ratio established in the Brookline Business Combination Agreement to determine the number of shares of common stock into which they were converted.

Prior to the Brookline Merger, Legacy Apexigen had shares of $0.001 par value Series A-1, Series A-2, Series B, and Series C preferred stock outstanding, all of which were convertible into shares of common stock of Legacy Apexigen on a 1:1 basis, subject to certain anti-dilution protections. Upon the closing of the Brookline Merger, the outstanding shares of preferred stock were converted into common stock of Legacy Apexigen, and then into common stock of Apexigen at a ratio of 1:0.102448, the exchange rate established in the Brookline Business Combination Agreement.

	July 29, 2022 (Closing Date)
Convertible Preferred Stock	Preferred Stock Shares	Brookline Exchange Ratio	Common Stock Shares
Series A-1 (pre-combination)	39,196,116	0.102448	4,015,564
Series A-2 (pre-combination)	12,625,343	0.102448	1,293,442
Series B (pre-combination)	14,218,546	0.102448	1,456,662
Series C (pre-combination)	79,090,623	0.102448	8,102,706
Total	145,130,628		14,868,374

As of June 30, 2023, we are authorized to issue 20,000,000 shares of preferred stock with a par value of $0.0001 per share. The board of directors (the “Board”) has the authority to issue preferred stock and to determine the rights, privileges, preferences, restrictions, and voting rights of those shares. As of June 30, 2023, we had no shares of preferred stock outstanding.

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

At June 30, 2023, we had reserved the following shares of common stock for the following purposes:

Equity awards issued and outstanding	5,173,387
Equity awards available for future grants	1,672,531
Shares available for Employee Stock Purchase Plan	466,801
Common stock warrants	5,819,934
Total common stock reserved for issuance	13,132,653

Private Offerings

In March 2022, we entered into subscription agreements with certain investors for a private investment in public equity transaction (“2022 PIPE”) to close concurrently with the Brookline Merger (see Note 3). In July 2022, we received aggregate gross proceeds of $19.0 million funded by $4.5 million in cash held in BCAC’s trust account net of redemption and $14.5 million from the 2022 PIPE. The aggregate gross proceeds were offset by transaction costs of $9.2 million and payments of previous BCAC’s debts totaled $0.9 million. The PIPE investors (“2022 PIPE Investors") received an aggregate of 1,452,000 unit (each a “2022 PIPE Unit”) at a purchase price of $10.00 per unit. Each 2023 PIPE Unit consists of one share of common stock and one-half of one warrant. Each whole warrant entitles the 2022 PIPE Investors to purchase one share of common stock at exercise price of $11.50 per share during the period commencing six months after July 29, 2022 and terminating on five-year anniversary of July 29, 2022, or earlier upon redemption or liquidation.

In January 2023, we received aggregate gross proceeds of $2.8 million from a private investment in public equity transaction (“2023 PIPE”). The aggregate gross proceeds were offset by transaction costs of $0.7 million recorded in 2023, where $0.6 million were paid during the six months ended June 30, 2023 and approximately $43,000 were accrued as of June 30, 2023. The PIPE investors (“2023 PIPE Investors”) received an aggregate of 1,995,708 unit (each a “2023 PIPE Unit”) at a purchase price of $1.40 per unit. Each 2023 PIPE Unit consists of one share of common stock and one warrant. Each warrant entitles the 2023 PIPE Investors to purchase one share of common stock at an exercise price of $1.40 per share during the period commencing six months after January

30, 2023 and terminating on July 30, 2028, or earlier upon redemption or liquidation. We also entered into a letter agreement with the placement agent, pursuant to which it served as the exclusive placement agent for us in connection with the 2023 PIPE. We paid the placement agent a cash fee equal to 7% of the aggregate gross proceeds from the 2023 PIPE. The placement agent received warrants to purchase up to 99,785 shares of common stock on substantially the same terms as the 2023 PIPE warrants, except that the placement agent’s warrants have an exercise price equal to 125% of the price paid by investors in the 2023 PIPE, or $1.75 per share of common stock.

Lincoln Park

In conjunction with the Brookline Merger, we entered into an equity line agreement and a registration rights agreement (“RRA”) with Lincoln Park in March 2022, which provides that we may sell to Lincoln Park up to $50.0 million of shares (the “Purchase Shares”) of our common stock. The aggregate number of shares that we can sell to Lincoln Park under the equity line agreement may not exceed 4.99% of the outstanding common stock, subject to certain exceptions set forth in the equity line agreement.

At the closing of the Brookline Merger, we issued 150,000 shares of common stock to Lincoln Park as an initial fee for its commitment to purchase shares of our common stock under the equity line agreement. On the date that is 90 calendar days after the Brookline Merger, we were obligated to issue additional commitment shares to Lincoln Park, calculated as the lesser of (i) $1.5 million of shares of common stock at a price per share equal to the arithmetic average of the closing sale price for our common stock during the ten consecutive business days immediately preceding the share delivery date and (ii) 500,000 shares of common stock. We issued 500,000 additional commitment shares to Lincoln Park in October 2022 and the liability was remeasured. Change in fair value of liability for common stock to be issued was approximately $205,000 for the year ended December 31, 2022.

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

In September 2022, we received aggregate proceeds of $2.5 million from Regular Purchases of 616,684 shares of common stock under the equity line agreement. For the six months ended June 30, 2023, we did not meet the aforementioned requirements for Lincoln Park to purchase common stock under the equity line agreement.

7. Public and Private Warrants

Prior to the Brookline Merger, BCAC issued 2,875,000 shares of public warrants and 123,500 shares of private warrants in connection with BCAC’s initial public offering. In connection with the closing of the 2022 and 2023 PIPE transactions on July 29, 2022 and January 30, 2023, respectively (see Note 6), we issued 726,000 and 2,095,493 public warrants, respectively. As of June 30, 2023, we had 1,995,708 public warrants outstanding with an exercise price of $1.40, 99,785 public warrants outstanding with an exercise price of $1.75 per share, 3,601,000 public warrants outstanding with an exercise price of $11.50 per share, and 123,500 private placement warrants outstanding with an exercise price of $11.50 per share. Each of these warrants with an exercise price of $11.50 became exercisable on August 28, 2022, which was 30 days after July 29, 2022, and will expire on the fifth anniversary of July 29, 2022, or earlier upon redemption or liquidation. Each of these warrants with an exercise price of $1.40 or $1.75 become exercisable commencing six months after January 30, 2023, and will expire on July 30, 2028, or earlier upon redemption or liquidation.

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

The private placement warrants are identical to the public warrants, except that none of the private placement warrants will be redeemable so long as they are held by the initial purchasers or any of their permitted transferees. As of June 30, 2023, the private placement warrants had been transferred from the initial purchaser to other individuals, at which time the terms of the private placement warrants became identical to the public warrants. As a result, the derivative warrant liabilities were revalued on the transfer date and reclassified to additional paid-in capital. The change in fair value of derivative warrant liability on the transfer date was not significant.

The exercise price and number of shares of common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, recapitalization, reorganization, merger, or consolidation. However, the warrants will not be adjusted for issuance of common stock at a price below its exercise price.

In connection with the 2022 PIPE and 2023 PIPE (see Note 6), we issued public warrants to purchase 726,000 and 2,095,493 shares of the Company’s common stock, on July 29, 2022 and January 30, 2023, respectively. We measured the public warrants based on the estimated grant date fair value. We included the fair value of the 2022 and 2023 public warrants, totaling $3.5 million and $1.1 million, respectively, as a component of the private offering within the additional paid-in capital in the consolidated statements of stockholders’ equity for the year ended December 31, 2022 and for the three months ended March 31, 2023. The fair values of the 2022 and 2023 public warrants totaling $3.5 million and $1.1 million, respectively, were also a non-cash financing activity for the year ended December 31, 2022 and for three months ended March 31, 2023. In determining the fair value of the public warrants, we used the Black-Scholes option-pricing model and the following assumptions:

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
•
Expected dividend yield: we have never paid cash dividends on our common stock and do not have plans to pay cash dividends in the future. Therefore, we use an expected dividend yield of zero.

8. Equity Plans and Related Equity Activities

Equity Incentive Plans

In December 2010, we adopted the 2010 Stock Incentive Plan and 2010 Equity Incentive Plan, both of which expired in 2020. In August 2020, we adopted the 2020 Equity Incentive Plan. Upon the close of the Brookline Merger, we adopted the 2022 Equity Incentive Plan (the “2022 Plan”, and together with, the 2020 Equity Incentive Plan, the 2010 Stock Incentive Plan and the 2010 Equity Incentive Plan, collectively, the “Plans”). No further grants will be made under the 2020 Equity Incentive Plan. The 2022 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit, performance stock awards, and other forms of equity awards as described in the 2022 Plan.

Initially, the maximum number of shares of common stock reserved for issuance under the 2022 Plan was 2,573,405 shares, plus any shares that may be added to the 2022 Plan’s reserve if awards from the 2010 Equity Incentive Plan or 2020 Equity Incentive Plan expire, are canceled or otherwise terminate, up to a maximum of 3,461,319 shares added from such expirations, cancellations, and terminations. As of June 30, 2023, Apexigen had reserved 6,845,918 shares of common stock for the issuance of incentive and non-statutory stock options to purchase common stock, stock awards, and restricted stock awards to employees, directors, and consultants under the Plans. The number of shares of common stock reserved for issuance under the 2022 Plan will automatically increase on January 1 of each calendar year, starting on January 1, 2023 through January 1, 2032, in an amount equal to the lesser of (1) 5.0% of the total number of shares of common stock outstanding on the last day of the calendar month before the date of each automatic increase, (2) 3,216,756 shares, or (3) such number of shares determined by the administrator of the 2022 Plan. On January 1, 2023, the number of shares of common stock reserved for issuance under the 2022 Plan automatically increased by 1,132,300 shares.

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

Equity Plan Activities - Board Members

In February 2021, we entered into a consulting agreement with a Board member and granted an option (the “Stock Option”) to acquire 20,489 shares of common stock. The Stock Option vests upon the achievement of certain performance milestones and has a ten-year term. Based on the guidance in ASC Topic 718, Stock Compensation, we concluded that the Stock Option is a performance-based stock option. As determined by the Board, we achieved one of the performance milestones under the Stock Option during 2021. As a result, 5,122 options vested in 2021, and we recognized $20,000 of stock-based compensation expense in 2021. No other performance milestone had been achieved as of June 30, 2023. The unrecognized stock-based compensation expense for this option as of June 30, 2023 was approximately $60,000.

In September 2022, we granted options to purchase 700,000 shares of common stock to our non-executive Board members at an exercise price of $2.65 per share pursuant to our Outside Director Compensation Policy. These options vest over 3 years in equal annual installments. The weighted average grant date fair value per option was $1.96 and the fair value of these options is approximately $1.3 million. We recorded $0.1 million as stock-based compensation expense during the three months ended June 30, 2023. The unrecognized stock-based compensation expense for these options as of June 30, 2023 is approximately $1.1 million.

Equity Plan Activities - Restricted Stock Units

In October 2022, we granted restricted stock units ("RSUs") for 243,618 shares of common stock to various employees, all of which were fully vested as of June 30, 2023. The weighted average grant date fair value per RSU was $2.46 and the fair value of these RSUs is approximately $0.6 million. We amortize the fair value of the RSUs on a straight-line basis over the applicable vesting periods. 50% of these RSUs vested in December 2022 and the remaining 50% vested in June 2023. On December 15, 2022, 80,668 shares were vested and issued for common stock, and 41,136 shares were forfeited to cover tax related withholdings. On December 16, 2022, 1,279 shares were cancelled. 12,942 shares were vested and issued for common stock during the six months ended June 30, 2023 upon satisfaction of severance conditions and 8,454 shares were forfeited to cover tax related withholdings. On June 15, 2023, 64,448 shares were vested and issued for common stock and 34,691 shares were forfeited to cover tax related withholdings. We recorded $0.1 million and $0.3 million as operating expense related to these RSUs during the three and six months ended June 30, 2023, respectively.

In March 2023, we granted RSUs for 482,500 shares of common stock to certain of our employees. The weighted average grant date fair value per RSU was $0.52 and the fair value of these RSUs is approximately $0.2 million. We amortize the fair value of the RSUs on a straight-line basis over its vesting periods. The RSUs vest based on different milestones or periods. Additionally, any unvested RSUs shall be fully vested upon satisfaction of severance conditions. 5,922 shares were vested and issued for common stock during the six months ended June 30, 2023 upon satisfaction of severance conditions and 4,078 shares were forfeited to cover tax related withholdings. On May 23, 2023, 108,047 shares were vested and issued for common stock and 55,953 shares were forfeited to cover tax related withholdings. We recorded $0.1 million as operating expense related to these RSUs during the three and six months ended June 30, 2023. The unrecognized stock-based compensation expense for these RSUs as of June 30, 2023 was approximately $0.1 million.

In May 2023, we granted RSUs for 400,000 shares of common stock to an executive. The weighted average grant date fair value per RSU was $0.42 and the fair value of these RSUs is approximately $0.2 million. The RSUs vest upon the achievement of certain performance milestones. No milestone was achieved as of June 30, 2023. The unrecognized stock-based compensation expense for these RSUs as of June 30, 2023 was approximately $0.2 million.

Equity Plan Activities - Stock Options

There were no options granted during the six months ended June 30, 2023. During the six months ended June 30, 2022, we granted options to purchase 552,937 shares of common stock with a weighted-average exercise price of $4.94 per share. For the options granted during the six months ended June 30, 2022, we expect to recognize $1.8 million of stock-based compensation over the related vesting period. The weighted-average grant date fair value of options granted during the six months ended June 30, 2022 was $3.28 per share. During the six months ended June 30, 2023 and 2022, options to purchase 254,132 shares and 591,498 shares, respectively, were canceled, with a weighted-average exercise price of $3.59 and $2.34 per share, respectively. There were no options exercised during the six months ended June 30, 2023. For the six months ended June 30, 2022, the aggregate intrinsic value of the options exercised was $0.1 million.

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

As of June 30, 2023, Apexigen had reserved 466,801 shares of common stock under purchase rights granted to our eligible employees or to eligible employees of any of our designated affiliates. The number of shares of common stock reserved for issuance will automatically increase on January 1 of each calendar year, beginning on January 1, 2023 through January 1, 2032, by the lesser of (1) 1.0% of the total number of shares of common stock outstanding on the last day of the calendar month before the date of the automatic increase, and (2) 536,126 shares; provided that before the date of any such increase, our Board may determine that such increase will be less than the amount set forth in clauses (1) and (2). On January 1, 2023, the number of shares of common stock reserved for issuance under the ESPP automatically increased by 226,460 shares.

The initial offering period commenced in November 2022. As of June 30, 2023, 17,000 shares of common stock were purchased under the ESPP. There was approximately $36,000 of stock-based compensation expense related to the ESPP reversed during the six months ended June 30, 2023 due to withdrawals. As of June 30, 2023, there was no unrecognized stock-based compensation cost related to ESPP. As of June 30, 2023, 466,801 shares were available under the ESPP for future issuance.

Stock-Based Compensation

Stock-based compensation is included in the consolidated statements of operations and comprehensive loss in research and development and general and administrative expense depending on the nature of the services provided. The following table illustrates stock-based compensation expense related to stock options granted under the Plans recognized for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$46	$139	$144	$258
General and administrative	307	229	696	531
Total stock-based compensation	$353	$368	$840	$789

As of June 30, 2023, there was $3.1 million of unrecognized stock-based compensation cost related to stock options granted to employees and others under the Plans, which we expect to recognize over a weighted average period of 2.2 years.

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

We have certain agreements with service providers and other parties with which we do business that contain indemnification provisions pursuant to which we have agreed to indemnify the party against certain types of third-party claims. It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Since these agreements were effective after June 30, 2023, there were no payments made by us under these agreements as of June 30, 2023. As of June 30, 2023, there was not a reasonable possibility that we had incurred a material loss with respect to indemnification of such parties. We had not recorded any liability for costs related to indemnification through June 30, 2023.

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

Upon achievement of certain regulatory and clinical milestones related to the development of sotigalimab in pancreatic cancer, we will be obligated to pay an aggregate of up to $9.5 million in cash and shares of common stock. Because we are not currently advancing the development of sotiga in pancreatic cancer, none of these milestones were probable as of June 30, 2023, and no amounts have been recognized.

Severance

The Board approved severance plans for certain executive officers and employees in 2022 and May 2023. The severance liability is contingent upon multiple triggers, including a change-in-control event and involuntary termination within 12 months of a change-in-control event. When these severance conditions become probable, we may be obligated to pay up to $5.3 million in cash to such eligible executive officers and employees under the severance plans. Because the Pyxis Merger (see Note 1) is not yet completed and terminations are not yet determined, the severance liability was not probable as of June 30, 2023, and no amounts have been recorded.

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

10. Income Taxes

The effective tax rate for the three and six months ended June 30, 2023 and 2022 was zero. The difference between the effective income tax rate and the U.S. federal statutory rate of 21% is primarily attributable to recording valuation allowances to offset deferred tax assets arising from federal and state net operating losses.

11. Net Loss Per Share

The following outstanding potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	As of June 30,
	2023	2022
Equity awards	5,173,387	3,447,426
Common stock warrants	5,819,934	13,361
Total common stock reserved for issuance	10,993,321	3,460,787

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provide information which Apexigen’s management believes is relevant to an assessment and understanding of Apexigen’s results of operations and financial condition. You should read the following discussion and analysis of Apexigen’s results of operations and financial condition together with Apexigen’s consolidated financial statements and related notes to those statements included elsewhere in this Quarterly Report on Form 10-Q as well as our Annual Report on Form 10-K for the year ended December 31, 2022. In addition to historical financial information, this discussion contains forward-looking statements based upon Apexigen’s current expectations that involve risks and uncertainties, including those described in the section titled, “Special Note Regarding Forward-Looking Statements.” Apexigen’s actual results could differ materially from such forward-looking statements as a result of various factors, including those set forth under “Risk Factors” in this Quarterly Report on Form 10-Q. Unless otherwise indicated or the context otherwise requires, references included in this section to “Apexigen,” “Apexigen’s, “the Company,” “the Company’s,” “we,” “our,” “us,” and “its” refer to Apexigen.

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

Our clinical-stage candidate, sotiga, is a humanized agonist antibody that targets and activates CD40, a co-stimulatory receptor that is essential for activating both the innate and adaptive arms of the immune system, to stimulate an anti-tumor immune response. Sotiga is currently in Phase 2 clinical development for the treatment of solid tumors such as soft tissue sarcomas, and melanoma in combination with chemotherapy, radiation therapy and immunotherapy.

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

In March 2022, Brookline Capital Acquisition Corp. (“BCAC”) and Apexigen America, Inc., which was then known as Apexigen, Inc. (“Legacy Apexigen”), entered into a business combination agreement (“Brookline Business Combination Agreement”) pursuant to which BCAC and Legacy Apexigen agreed to combine, with Legacy Apexigen’s equityholders owning a majority of the equity in the combined public company. The transactions contemplated under the Brookline Business Combination Agreement (the “Brookline Merger”) closed in July 2022. At that time, a subsidiary of BCAC merged with and into Legacy Apexigen with Legacy Apexigen surviving the Brookline Merger as a wholly owned subsidiary of BCAC. Additionally, BCAC changed its name to Apexigen, Inc. and Legacy Apexigen changed its name to Apexigen America, Inc.

We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations primarily through the issuance of stock as well as through proceeds from license agreements. Our net losses were $6.0 million and $8.1 million for the three months ended June 30, 2023 and 2022, respectively, and $12.1 million and $17.1 million for the six months ended June 30, 2023 and 2022, . We expect to continue to incur significant losses for the foreseeable future. As of June 30, 2023, we had an accumulated deficit of $188.9 million.

On February 27, 2023, we announced that we were implementing a corporate restructuring to extend our cash runway as we reviewed and explored strategic alternatives. As part of the restructuring, which was approved by our Board on February 23, 2023, we announced plans to eliminate up to 11 of our 20 employee positions. We eliminated nine employee positions as of June 30, 2023. As a result of the restructuring, we incurred severance costs of $0.1 million and $0.4 million during the three and six months ended June 30, 2023, respectively. We expect our operating expenses to decrease in the near term as we have paused enrollment in our clinical trials with the exception of the investigator-sponsored trial in patients with dedifferentiated liposarcoma and otherwise slowed or paused the advancement of our programs in order to reduce our expenses as we pursue strategic alternatives. We expect our operating expenses would increase if we were to resume advancing the development of our programs and pursuing regulatory approvals for and preparing for the potential commercialization of our product candidates, in particular in the near term to advance sotiga into additional and potentially registration-enabling clinical trials. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

If we do not consummate the Pyxis Merger (as defined below), we would need substantial additional funding to support our continuing operations and pursue our long-term development strategy. We would need to seek additional funding through the issuance of common stock, other equity or debt financings, or collaborations or partnerships with other companies if we were to independently continue our operations. The amount and timing of our future funding requirements would depend on many factors, including the pace and results of our clinical development efforts for our product candidates and other research, development, manufacturing, and commercial activities.

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

On May 23, 2023, we entered into an Agreement and Plan of Merger (the “Pyxis Merger Agreement”) with Pyxis Oncology, Inc. (“Pyxis Oncology”) and Ascent Merger Sub Corp., a wholly-owned subsidiary of Pyxis Oncology (“Merger Sub”), pursuant to which Merger Sub will merge with us (the “Pyxis Merger”), with Apexigen surviving such merger as a wholly-owned subsidiary of Pyxis Oncology. The Pyxis Merger is intended to qualify as a tax-free reorganization for U.S. federal income tax purposes. On June 30, 2023, we filed a definitive merger proxy statement announcing a special meeting of Apexigen stockholders to be held virtually on August 22, 2023. Holders of our common stock as of the close of business on June 28, 2023 (the “Record Date”) are entitled to vote at the special meeting. The completion of the Pyxis Merger is subject to the satisfaction or waiver of certain closing conditions, including the approval of the adoption of the Pyxis Merger Agreement by a majority of our outstanding shares of common stock as of the Record Date. At the closing, each share of Apexigen’s common stock, equity awards, and warrants will automatically be converted into the right to receive 0.1725 (the “Exchange Ratio”) shares of Pyxis Oncology’s common stock, equity awards, and warrants, respectively.

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
•
Employee-related expenses, which include salaries, benefits and stock-based compensation; and
•
Facilities, depreciation and amortization, insurance and other direct and allocated expenses incurred in our research and development activities

The following table summarizes our research and development expenses incurred for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Unaudited)
Clinical development	$472	$1,599	$1,136	$3,428
Contract manufacturing	402	2,278	954	5,406
Discovery and non-clinical	18	400	74	825
Personnel costs	670	1,403	1,928	2,881
Other allocated indirect costs	191	325	597	573
Total research and development expenses	$1,753	$6,005	$4,689	$13,113

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

We expect increases in our general and administrative expenses as we anticipate transaction costs such as legal, audit, banker, and other consulting fees associated with the Pyxis Merger. Generally, we expect that our general and administrative expenses will increase as we anticipate incurring expenses related to compliance with the rules and regulations of the SEC, Sarbanes-Oxley Act and the listing standards of Nasdaq, additional corporate, director and officer insurance expenses, increased legal, audit and consulting fees and greater investor relations expenses.

Other Income, Net

Other income, net primarily relates to interest income on our cash and cash equivalents and short-term investments, change in fair value of derivative warrant liabilities, and fees related to our short-term investments.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2023 and 2022

The following table presents our consolidated statement of operations data for the three and six months ended June 30, 2023 and 2022, and the dollar and percentage change between the two periods (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(Unaudited)				(Unaudited)
Operating expenses:
Research and development	$1,753	$6,005	$(4,252)	-71%	$4,689	$13,113	$(8,424)	-64%
General and administrative	4,405	2,139	2,266	106%	7,684	4,124	3,560	86%
Total operating expenses	6,158	8,144	(1,986)	-24%	12,373	17,237	(4,864)	-28%
Loss from operations	(6,158)	(8,144)	1,986	-24%	(12,373)	(17,237)	4,864	-28%
Other income, net	111	40	71	178%	273	91	182	200%
Net loss	$(6,047)	$(8,104)	$2,057	-25%	$(12,100)	$(17,146)	$5,046	-29%

Costs and Expenses

Research and Development

Research and development expenses decreased by $4.3 million, or 71%, to $1.8 million for the three months ended June 30, 2023 from $6.0 million for the three months ended June 30, 2022. The decrease primarily relates to a decrease of $1.1 million in clinical development expenses, a decrease of $1.9 million in contractual manufacturing, a decrease of $0.7 million in personnel costs, and a decrease of $0.6 million in discovery and other non-clinical expenses. The decreases are due to completion of the clinical trials, completion of manufacturing runs, and the impacts from our cost-reduction efforts.

Research and development expenses decreased by $8.4 million, or 64%, to $4.7 million for the six months ended June 30, 2023 from $13.1 million for the six months ended June 30, 2022. The decrease primarily relates to a decrease of $2.2 million in clinical development expenses, a decrease of $4.4 million in contractual manufacturing, a decrease of $1.0 million in personnel costs, and a decrease of $0.8 million in discovery and other non-clinical expenses. The decreases are due to completion of the clinical trials, completion of manufacturing runs, and the impacts from our cost-reduction efforts.

General and Administrative

General and administrative expenses increased by $2.3 million, or 106%, to $4.4 million for the three months ended June 30, 2023 from $2.1 million for the three months ended June 30, 2022. The increase is attributable to a $1.5 million increase in transaction costs, a $0.4 million increase in business insurance expenses, and a $0.4 million increase in amortization of deferred financing costs.

General and administrative expenses increased by $3.6 million, or 86%, to $7.7 million for the six months ended June 30, 2023 from $4.1 million for the six months ended June 30, 2022. The increase is attributable to a $1.7 million increase in transaction costs associated with the Pyxis Merger, a $0.7 million increase in business insurance expenses, a $0.9 million increase in amortization of deferred financing costs, $0.2 million increase in compensation, and $0.1 million increase in severance.

Other Income, Net

Other income, net, increased by $0.1 million for the three months ended June 30, 2023 as compared to the equivalent prior year period. The increase is primarily attributable to the increase in interest income.

Other income, net, increased by $0.2 million for the six months ended June 30, 2023 as compared to the equivalent prior year period. The increase is primarily attributable to the increase in interest income.

Liquidity and Capital Resources

Since inception through June 30, 2023, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. Our net losses were $6.0 million and $8.1 million for the three months ended June 30, 2023 and 2022, respectively, and $12.1 million and $17.1 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, we had an accumulated deficit of $188.9 million. We have funded our operations to date primarily through the issuance of stock as well as through proceeds from license agreements and borrowings under a debt arrangement. We will continue to be dependent upon equity and debt financings or collaboration-related revenue until we are able to generate positive cash flows from our operations. As of June 30, 2023, we had $9.4 million in cash and cash equivalents and expect to fund our operations into the fourth quarter of 2023 based on current operations without receiving any additional proceeds under our equity line agreement with Lincoln Park or any proceeds from any other potential financing or business development transactions. Our cash and cash equivalents consist primarily of bank deposits and money market funds. Based on our research and development activities and plans, there is uncertainty regarding our ability to maintain liquidity sufficient to operate the business effectively, which raises substantial doubt as to our ability to continue as a going concern.

Funding Requirements

Our primary use of cash and cash equivalents is to fund operating expenses, which consist primarily of research and development expenditures related to our programs, and to a lesser extent, general and administrative expenditures. In connection with the restructuring, we have completed or otherwise paused enrollment in our clinical trials with the exception of the investigator-sponsored trial in patients with dedifferentiated liposarcoma and otherwise slowed or paused the advancement of our other product candidates in order to reduce our expenses as we pursued strategic alternatives and therefore expect our operating expenses to decrease in the near term. At this time, due to the inherently unpredictable nature of clinical development, we cannot reasonably estimate the costs we will incur and the timelines required to complete development, obtain marketing approval, and commercialize our current product candidate or any future product candidates. For the same reasons, we are also unable to predict when, if ever, we will generate revenue from product sales or our current or any future license agreements that we may enter into or whether, or when, if ever, we may achieve profitability. Clinical and preclinical development timelines, the probability of success, and development costs can differ materially from expectations. In addition, we cannot forecast the timing and amounts of milestone, royalty and other revenue from licensing activities, which future product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

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

In addition to the proceeds that we received from the private placement in January 2023, and if the contemplated merger with Pyxis Oncology is not completed, we may seek additional funds through the sale and issuance of shares of our common stock in private or public offerings, other equity or debt financings, our equity line agreement with Lincoln Park, collaborations or partnerships with third parties, or other transactions to monetize assets, including our right to receive milestone payments and royalties under our out-license arrangements. We cannot assure that we will succeed in acquiring additional funding at levels sufficient to fund our operations or on terms favorable to us. If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of or suspend one or more of our clinical trials or preclinical studies or research and development programs. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amount of increased capital outlays and operating expenditures associated with our current and planned research, development and manufacturing activities.

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

Cash Flows

The following table summarizes our cash flow data for the periods presented (in thousands):

	Six Months Ended June 30,
	2023	2022
	(Unaudited)
Net cash used in operating activities	$(9,763)	$(14,142)
Net cash provided by investing activities	2,150	2,919
Net cash provided by (used in) financing activities	2,180	(576)

Comparison of the Six Months Ended June 30, 2023 and 2022

Operating Activities

For the six months ended June 30, 2023, cash used in operating activities was $9.8 million, which consisted of a net loss of $12.1 million, partially offset by a net change of $0.1 million in our net operating assets and liabilities and by non-cash charges of $2.2 million. The change in our net operating assets and liabilities was primarily due to a $1.2 million decrease in prepaid expenses and other current assets and a $1.0 million increase in deferred revenue, partially offset by a decrease of $2.0 million in accounts payable and accrued expenses and a decrease of $0.1 million in lease liabilities. The non-cash charges are primarily comprised of $0.8 million for stock-based compensation expense, $0.9 million for amortization of deferred financing costs, $0.4 million for expense from vesting of restricted stock awards, and $0.1 million for non-cash lease expense.

For the six months ended June 30, 2022, cash used in operating activities was $14.1 million, which consisted of a net loss of $17.1 million, partially offset by non-cash charges of $1.1 million and a net change of $2.0 million in our net operating assets and liabilities. The non-cash charges are primarily comprised of $0.8 million for stock-based compensation expense, $0.2 million for non-cash lease expense, and $0.1 million for depreciation expense. The change in our net operating assets and liabilities was primarily due to an increase of $1.2 million in accounts payable and accrued expenses and a $1.0 million increase in deferred revenue, partially offset by $0,2 million decrease in lease liabilities.

Investing Activities

For the six months ended June 30, 2023 and 2022, cash provided by investing activities was $2.2 million and $2.9 million, respectively. The change in cash flows from investing activities was principally from the timing of purchases and sales of marketable securities.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2023 was $2.2 million and consisted primarily of the gross proceeds from the private offering, partially offset by the payments of transaction costs. Net cash used in financing activities for the six months ended June 30, 2022 was $0.6 million for the payments of transaction costs.

Contractual Obligations

We lease our principal facility under a non-cancelable agreement with a lease term ending in September 2023.

In addition, we have entered into certain licensing agreements pursuant to which we will owe contingent payments if and when we sublicense or commercialize certain of our products, as well as certain collaboration agreements pursuant to which we may in the future owe certain amounts to our collaboration partners upon the achievement of certain milestones. Because these obligations are uncertain, and their timing and amount are not known, they are not included in the table above. These agreements are described in more detail in the section titled “Licensing and Other Arrangements” below.

We also enter into agreements in the normal course of business with contract research organizations for clinical trials, preclinical studies, manufacturing and other services and products for operating purposes, which are generally cancelable upon written notice. These obligations and commitments are also not included in the table above.

Licensing and Other Arrangements

We have entered into license agreements and partnership agreements, including the agreement with Novartis described below, under which we have the right to receive, or are obligated to pay, certain contingent payments and royalties upon the achievement of specified milestones or net sales. With the exception of the agreement with Novartis described below, we do not anticipate any potential payments under these agreements in the foreseeable future, if at all.

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

In October 2019, Novartis’ Beovu product was approved for commercial sale. Novartis has disputed its obligation to pay Beovu royalties to us and continues to pay us royalties under protest. As a result, we have determined that any sales-based royalty revenue that we may earn under this agreement is currently fully constrained. We have recorded the Beovu royalty proceeds as deferred revenue in the consolidated balance sheets. Deferred revenue totaled $6.7 million and $5.7 million as of June 30, 2023 and December 31, 2022, respectively.

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

Upon achievement of certain regulatory and clinical milestones related to the development of sotigalimab in pancreatic cancer, we will be obligated to pay an aggregate of up to $9.5 million in cash and shares of common stock. Because we are not currently advancing the development of sotiga in pancreatic cancer, none of these milestones were probable as of June 30, 2023, and no amounts have been recognized.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future significant effect on our financial condition, results of operations, liquidity or cash flows.

Major Vendors

We had one major vendor that accounted for approximately 18.2% and 36.1% of the research and development expenses for the three months ended June 30, 2023 and 2022, respectively and approximately 16.2% and 39.4% of the research and development expenses for the six months ended June 30, 2023 and 2022, respectively. The same vendor also accounted for approximately 8.0% and 24.8% of the total accounts payable and accrued liabilities as of June 30, 2023 and December 31, 2022, respectively. Moreover, there is a second vendor that accounted for approximately 41.1% and 33.6% of the total accounts payable and accrued liabilities as of June 30, 2023 and December 31, 2022, respectively, but we did not incur any expenses with this vendor during the three and six months ended June 30, 2023 and 2022.

We had a third vendor that accounted for approximately 26.7% and 19.7% of the general and administrative expenses for the three and six months ended June 30, 2023, respectively. This same vendor accounted for approximately 15.4% of the total accounts payable and accrued liabilities as of June 30, 2023.

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

Revenue Recognition

Under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, we recognize revenue when we transfer promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. We have not commenced sales of our product candidates and do not have a product approved for sale as of June 30, 2023.

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

Stock-based Compensation

Stock-based compensation, inclusive of stock options with only a service condition, and stock options with performance conditions, are awarded to our officers, directors, employees, and certain non-employees, in addition to the estimated shares of common stock to be purchased under our Employee Stock Purchase Plan (the “ESPP”).

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

As of June 30, 2023, the unrecognized stock-based compensation expense related to equity awards was $3.1 million and is expected to be recognized as expense over a weighted-average period of approximately 2.2 years.

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

Interest Rate Risk

We had cash, cash equivalents and short-term investments of $9.4 million and $16.8 million as of June 30, 2023 and December 31, 2022, respectively. The primary goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes. We believe that we do not have any significant exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash and cash equivalents. Declines in interest rates, however, would reduce future investment income. A hypothetical 1.00% (100 basis points) increase in interest rates would not have materially impacted the fair value of our short-term investments as of June 30, 2023 and December 31, 2022. If overall interest rates had increased or decreased by 1.00% (100 basis points), our interest income would not have been materially affected during the year ended December 31, 2022 or six months ended June 30, 2023.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period ended June 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective as of June 30, 2023 to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in U.S. Securities and Exchange Commission (“SEC”) rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended June 30, 2023 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

An investment in our common stock involves risks. Prior to making a decision about investing in our common stock, you should consider carefully the risks together with all of the other information contained in this report, including any risks described below. Each of the referenced risks and uncertainties could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our securities. Additional risks not known to us or that we believe are immaterial may also adversely affect our business, operating results and financial condition and the value of an investment in our securities. “Apexigen,” “the Company,” “we,” “us” or “our” refers to Legacy Apexigen prior to the consummation of the Brookline Merger and to Apexigen following the Brookline Merger.

Summary Risk Factors

Our business is subject to numerous risks and uncertainties that you should consider before investing in our company, as more fully described below. The principal factors and uncertainties that make investing in our company risky include, among others:

•
The failure to complete the Pyxis Merger in a timely manner, or at all, may adversely affect the business and financial results of Pyxis Oncology and us and each of our respective stock prices.
•
The Exchange Ratio is fixed and will not be adjusted in the event of any change in the stock prices of either Pyxis Oncology or us.
•
Uncertainty about the Pyxis Merger may adversely affect the respective business and stock price of Pyxis Oncology and us, whether or not the Pyxis Merger is completed.
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

Risks Related to the Proposed Pyxis Merger

The failure to complete the Pyxis Merger in a timely manner, or at all, may adversely affect the business and financial results of Pyxis Oncology and us and each of our respective stock prices.

Each of Pyxis Oncology’s and our obligations to consummate the Pyxis Merger are subject to the satisfaction or waiver of certain conditions, including, among other things, (1) adoption of the Pyxis Merger Agreement by our stockholders, (2) the absence of any order or legal restraint that prevents the consummation of the Pyxis Merger, and (3) the approval for listing of the shares of Pyxis Oncology common stock to be issued in connection with the Pyxis Merger on Nasdaq and the effectiveness of a registration statement with respect to such Pyxis Oncology common stock. Each party’s obligation to consummate the Pyxis Merger is also subject to other specified customary conditions, including the representations and warranties of the other party being true and correct as of the date of the Pyxis Merger Agreement and as of the closing date of the Pyxis Merger, generally subject to an overall material adverse effect qualification, and the performance in all material respects by the other party of its obligations under the Pyxis Merger Agreement required to be performed on or prior to the date of the closing of the Pyxis Merger.

The Exchange Ratio is fixed and will not be adjusted in the event of any change in the stock prices of either Pyxis Oncology or us.

Upon closing of the Pyxis Merger, each share of our common stock will be converted into the right to receive the Exchange Ratio of 0.1725 of a share of Pyxis Oncology common stock. This Exchange Ratio is fixed in the Pyxis Merger Agreement and will not be adjusted for changes in the market price of either Pyxis Oncology common stock or our common stock. Because the Exchange Ratio will not be adjusted for changes in the market price of Pyxis Oncology common stock, the market value of the shares of Pyxis Oncology common stock that holders of our common stock will be entitled to receive at the effective time of the Pyxis Merger may vary significantly from the market value of the shares of Pyxis Oncology common stock that holders of our common stock would have received if the Pyxis Merger had been completed on any other date, including the date of the Pyxis Merger Agreement. In addition, Pyxis Oncology will issue a number of shares of Pyxis Oncology common stock in connection with the Pyxis Merger based on the number of shares of our common stock outstanding as of the effective time of the Pyxis Merger, which may result in fluctuations in the market price of Pyxis Oncology common stock, including a stock price decline. The amount of shares of Pyxis Oncology common stock issued in connection with the Pyxis Merger will not change based on the price of the shares of Pyxis Oncology common stock or our common stock as of the effective time of the Pyxis Merger or their relative price.

The Pyxis Merger Agreement does not provide for any termination right by either Pyxis Oncology or us solely based on changes in the price or trading volume of Pyxis Oncology common stock or our common stock.

Because the Pyxis Merger will be completed after the date of our special meeting of stockholders, at the time of our special meeting of stockholders, you will not know the exact market value of the Pyxis Oncology common stock that our stockholders and certain other of our equityholders will receive upon completion of the Pyxis Merger.

Uncertainty about the Pyxis Merger may adversely affect the respective business and stock price of Pyxis Oncology and us, whether or not the Pyxis Merger is completed.

Each of Pyxis Oncology and we are subject to risks in connection with the announcement and pendency of the Pyxis Merger, including the pendency and outcome of any legal proceedings against Pyxis Oncology and us, each of our respective directors and others relating to the Pyxis Merger and the risks from possibly foregoing opportunities Pyxis Oncology and we might otherwise pursue absent the proposed Pyxis Merger. Furthermore, uncertainties about the Pyxis Merger may cause current and prospective employees of Pyxis Oncology and us to experience uncertainty about their future with their respective companies. These uncertainties may impair Pyxis Oncology’s and our ability to retain, recruit or motivate key management and other personnel.

In addition, in response to the announcement of the proposed Pyxis Merger, Pyxis Oncology’s and our existing or prospective suppliers or collaboration partners may:

•
delay, defer or cease providing goods or services to Pyxis Oncology and us;

•
delay or defer other decisions concerning Pyxis Oncology and us, or refuse to extend credit terms to Pyxis Oncology and us;
•
cease further joint development activities; or
•
otherwise seek to change the terms on which they do business with Pyxis Oncology and us.

While Pyxis Oncology and we are attempting to address these risks, each of our respective existing and prospective customers, suppliers or collaboration partners may be reluctant to purchase Pyxis Oncology’s and our products, supply Pyxis Oncology and us with goods and services or continue collaborations due to the potential uncertainty about the direction of Pyxis Oncology’s and our product offerings and the support and service of Pyxis Oncology’s and our products after the completion of the Pyxis Merger.

While the Pyxis Merger is pending, we are subject to contractual restrictions that could harm our business, operating results and stock price.

The Pyxis Merger Agreement includes restrictions on the conduct of our business prior to the completion of the Pyxis Merger, generally requiring us to conduct our business in the ordinary course, consistent with past practice, and restricting us from taking certain specified actions absent Pyxis Oncology’s prior written consent. These and other obligations in the Pyxis Merger Agreement may delay or prevent us from or limit our ability to respond effectively to competitive pressures, industry developments and future business opportunities that may arise during such period, even if our management and our board of directors think they may be advisable. These restrictions could adversely impact our business, operating results and stock price and our perceived acquisition value, regardless of whether the Pyxis Merger is completed.

The Pyxis Merger Agreement limits our ability to pursue alternative transactions which could deter a third party from proposing an alternative transaction.

The Pyxis Merger Agreement contains provisions that, subject to certain exceptions, limit, among other things, our ability to participate in any negotiations or discussions regarding, or, knowingly, with the intention to encourage or facilitate, furnish any nonpublic information in response to inquiries with respect to an alternative transaction. It is possible that these or other provisions in the Pyxis Merger Agreement might discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of the outstanding shares of our common stock from considering or proposing an acquisition, or might result in a potential competing acquirer proposing to pay a lower per share price to acquire our common stock than it might otherwise have proposed to pay.

The Pyxis Merger will involve substantial costs.

Pyxis Oncology and we have incurred and expect to continue to incur substantial costs and expenses relating to the Pyxis Merger and the issuance of Pyxis Oncology common stock in connection with the Pyxis Merger, including, as applicable, fees and expenses payable to financial advisors, other professional fees and expenses, insurance premium costs, SEC filing fees, printing and mailing costs and other transaction-related costs, fees and expenses. Pyxis Oncology also will incur significant transaction fees and costs in connection with its formulating and implementing integration plans with respect to the two companies. Pyxis Oncology continues to assess the magnitude of these costs, and additional unanticipated costs may be incurred in connection with the Pyxis Merger and the integration of the two companies’ businesses. In addition, if the Pyxis Merger is not completed, Pyxis Oncology and we will have incurred substantial expenses for which no ultimate benefit will have been received by either company.

The fairness opinion obtained by our board of directors from our financial advisor will not be updated to reflect changes in circumstances between signing the Pyxis Merger Agreement and the completion of the Pyxis Merger.

Our board of directors has not obtained an updated fairness opinion as of the date of this quarterly report from Ladenburg Thalmann & Co. Inc. (“Ladenburg”), our financial advisor. Changes in the operations and prospects of Pyxis Oncology or us, general market and economic conditions, and other factors that may be beyond the control of Pyxis Oncology and us and upon which the fairness opinion was based, may alter the value of Pyxis Oncology or us or the price of Pyxis Oncology common stock or our common stock by the time the Pyxis Merger is completed.

The fairness opinion does not speak as of the time the Pyxis Merger will be completed or as of any date other than the date of such opinion. We do not anticipate asking Ladenburg to update its fairness opinion.

Certain of our directors and executive officers may have interests in the Pyxis Merger that are or were different from, or in conflict with or in addition to, those of our stockholders generally.

In considering whether to approve the proposals at our special meeting of stockholders, our stockholders should recognize that our directors and officers have interests in the Pyxis Merger that may differ from, or that are in addition to, their interests as our stockholders. Our board of directors was aware of these interests at the time it approved the Pyxis Merger Agreement. These interests may cause our directors and officers to view the Pyxis Merger differently from how you may view it as a stockholder.

Holders of our common stock will not be entitled to appraisal rights in the Pyxis Merger.

Appraisal rights are statutory rights that, if applicable under law, enable stockholders to dissent from an extraordinary transaction, such as a merger, and to demand that the corporation pay the fair value for their shares as determined by a court in a judicial proceeding instead of receiving the consideration offered to shareholders in connection with the extraordinary transaction.

Under Section 262(b) of the DGCL, stockholders do not have appraisal rights if the shares of stock they hold, as of the record date for determination of stockholders entitled to vote at the meeting of shareholders to act upon a merger, are either (i) listed on a national securities exchange or (ii) held of record by more than 2,000 holders, unless the stockholders are required by the terms of the merger agreement to receive in exchange for their shares in the merger anything other than shares of stock of the surviving or resulting corporation (or depositary receipts in respect thereof), or of any other corporation that is publicly listed or held by more than 2,000 holders of record, cash in lieu of fractional shares or fractional depositary receipts described above or any combination of the foregoing. Because our stockholders will receive only shares of Pyxis Oncology common stock which will be listed on Nasdaq and cash in lieu of any fractional shares, Apexigen stockholders will not have any appraisal rights.

Pyxis Oncology or we may waive one or more of the closing conditions to the Pyxis Merger without re-soliciting approval from our stockholders.

To the extent permitted by law, Pyxis Oncology or we may determine to waive, in whole or part, one or more of the conditions to their respective obligations to consummate the Pyxis Merger. We expect to evaluate the materiality of any waiver and its effect on our stockholders in light of the facts and circumstances at the time to determine whether any amendment of this proxy statement/prospectus or any re-solicitation of proxies is required in light of such waiver. Any determination as to whether to waive any condition to the consummation of the Pyxis Merger, and as to whether to re-solicit approval from our stockholders, will be made by Pyxis Oncology and us at the time of such waiver based on the facts and circumstances as they exist at that time.

After the Pyxis Merger, our stockholders will have a significantly lower ownership and voting interest in Pyxis Oncology than they currently have in us and will exercise less influence over management and policies of the combined company.

Upon completion of the Pyxis Merger and based on 39,414,292 shares of Pyxis Oncology common stock and 24,850,082 shares of our common stock outstanding as of June 28, 2023, it is expected that Pyxis Oncology stockholders and certain other equity holders will own approximately 90% of the outstanding common stock of the combined company and our stockholders and certain other equityholders will own approximately 10% of the outstanding common stock of the combined company. Consequently, our former stockholders will have less influence over the management and policies of the combined company than they currently have over our management and policies.

We and Pyxis Oncology may be targets of securities class action and derivative lawsuits which could result in substantial costs and may delay or prevent the Pyxis Merger from being completed.

Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into merger agreements. Even if the lawsuits are without merit, defending against these claims could result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on Pyxis Oncology’s and our respective liquidity and financial condition. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting completion of the Pyxis Merger, then that injunction may delay or prevent the Pyxis Merger from being completed, or from being completed within the expected timeframe, which may adversely affect Pyxis Oncology’s and our respective business, financial position and results of operations.

The following risk factors do not take into account the proposed Pyxis Merger and assume that we remain a stand-alone company except as otherwise noted.

Risks Related to Our Strategic Alternatives Process

Our activities to evaluate and pursue strategic alternatives may not succeed.

In February 2023, we announced that we would explore the potential for an acquisition, company sale, merger, divestiture of assets, licensing, or other strategic transactions. We engaged Ladenburg Thalmann as our strategic advisory firm to help explore available strategic alternatives for the company.

We have significantly reduced our research and development activities to reduce operating expenses while we evaluated these opportunities. We expect to continue to devote significant time and resources as we complete the planned Pyxis Merger. In addition, the planned Pyxis Merger requires the approval of our stockholders, which we may not obtain. Further, any strategic transaction that we ultimately complete may not deliver the anticipated benefits or enhance stockholder value.

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

Accordingly, there can be no assurance that we will undertake or successfully complete any strategic transactions of the nature described above, including the Pyxis Merger, and any transactions that we do complete may be subject to the foregoing or other risks and could have a material adverse effect on our business, financial condition and prospects.

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

We have incurred net losses since inception, have not generated any significant revenue to date, and financed our operations prior to the Brookline Merger primarily through the issuance of convertible preferred stock, proceeds from collaborative research and development and out-license agreements, and borrowings under a debt arrangement. Our net loss was $6.0 million and $8.1 million for the three months ended June 30, 2023 and 2022, respectively, and $12.1 million and $17.1 million for the six months ended June 30, 2023 and 2022, respectively.

As of June 30, 2023, we had an accumulated deficit of $188.9 million. To date, we have devoted substantially all of our resources and efforts to research and development. Our clinical-stage pipeline currently consists of multiple product candidates, including our lead product candidate, sotigalimab, and our other internal programs are in preclinical or research development. As a result, we expect that it will be several years, if ever, before we generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to develop and market additional potential products. In addition, for certain of our licensees from whom we are entitled to receive royalty payments if they successfully develop and commercialize any products covered by licenses we have with them, there is no guarantee that their product development and commercialization will lead to any such payments even if any such product candidates receive regulatory approval for commercial sale, including Beovu (brolucizumab-dbll), which is commercialized by Novartis, for which we have received sales-based royalties that are currently fully constrained and recorded as deferred revenue on our consolidated balance sheet, as discussed below.

In connection with the Brookline Merger, we raised approximately $19.0 million of gross proceeds. We incurred approximately $9.2 million in transaction costs relating to the Brookline Merger, consisting of banking, legal, and other professional fees. The total net cash proceeds to us were approximately $8.9 million after we paid off the Extension and Working Capital Notes that totaled $0.9 million. In addition, we raised approximately $2.8 million of gross proceeds from the private placement transaction in January 2023. We incurred approximately $0.7 million in transaction costs relating to the private placement, consisting of placement agent, legal, and other professional fees.

Our condensed consolidated financial statements for the three and six months ended June 30, 2023 and 2022, included elsewhere in this Quarterly Report on Form 10-Q have been prepared assuming we will continue as a going concern. As a development stage company, we expect to incur significant and increasing losses until regulatory approval is granted for sotigalimab, our lead product candidate. Regulatory approval is not guaranteed and may never be obtained. Based on our research and development activities and plans, there is uncertainty regarding our ability to maintain liquidity sufficient to operate the business effectively, which raises substantial doubt about our ability to continue as a going concern. If we do not receive proceeds under our equity line or other potential financing or business development transactions, we anticipate that our current cash position would only be sufficient to fund our operations into the fourth quarter of 2023 based on current operations.

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

Our success depends on our or our partners’ or licensees’ ability to timely complete clinical trials and obtain marketing approval for, and then successfully commercialize, our product candidates, including our lead product candidate, sotigalimab, for one or more indications. Our product candidates are in the early stages of development and we are investing the majority of our efforts and financial resources in the research and development of sotigalimab for multiple indications, both directly through our own efforts and indirectly through clinical collaboration arrangements, including investigator- and cooperative group-sponsored trials (“ISTs”). Our product candidates will require additional clinical development, preclinical and manufacturing activities, marketing approval from government regulators, substantial investment, and significant marketing efforts before we generate any revenue from product sales. We are not permitted to market or promote any product candidates, in a jurisdiction before receiving marketing approval from the relevant regulatory authority, including, for example, the Food and Drug Administration (“FDA”) for marketing in the United States and the European Medicines Agency (“EMA”) for marketing in the European Union, and we may never receive such marketing approvals.

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

Increasingly, third-party payors require that drug companies provide them with predetermined discounts from list prices and challenge the prices charged for medical products. Further, such payors increasingly challenge the price, examine the medical necessity and review the cost effectiveness of medical drug products. There may be especially significant delays in obtaining coverage and reimbursement for newly approved drugs. In August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Various industry stakeholders, including pharmaceutical companies, the Global Colon Cancer Association, and the Pharmaceutical Research and Manufacturers of America, have initiated lawsuits against the federal government asserting that the price negotiation provisions of the Inflation Reduction Act are unconstitutional. The impact of these judicial challenges as well as future legislative, executive, and administrative actions and agency rules implemented by the government on us and the pharmaceutical industry as a whole is unclear.

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

Changes in how the FDA regulations companion diagnostics, including laboratory-developed tests, can impact our clinical development plans for our product candidates. For example, in June 2023, the FDA announced a new voluntary pilot program through which drug manufactures can provide to the FDA the diagnostic test performance information used to enroll patients into clinical trials for drug approval. Based on assessment of the performance information, the FDA will publish the minimum performance characteristics recommended for similar tests that may be used to select patients for treatment with the approved drug to help laboratories identify specific biomarkers for their development of laboratory-developed tests, and to ensure more consistent performance of these tests for drug selection and improved cancer patient care. We will continue to evaluate the impact of the FDA guidance documents and other developments in the diagnostic space on our development plans and strategy. In addition, any future product candidates developed in conjunction with companion diagnostics may be perceived negatively compared to alternative treatments that do not require the use of companion diagnostics, either due to the additional cost of the companion diagnostic, the requirement of samples for testing, or the need to complete additional procedures to identify genetic markers prior to administering our product candidates. If any of these events were to occur, it would significantly harm our business, results of operations and prospects.

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
•
the availability of capital.

We expect that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, lower reimbursement and new payment methodologies. For example, in August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. The prescription drug provisions of the Inflation Reduction Act and other healthcare reforms that may be implemented in the future could lower the price that we receive for any approved product. Various industry stakeholders have initiated lawsuits against the federal government asserting that the price negotiation provisions of the Inflation Reduction Act are unconstitutional. The impact of these judicial challenges, including uncertainties created by the prescription drug price negotiation provisions of the Inflation Reduction Act, as well as future legislative, executive, and administrative actions and agency rules implemented by the government, on us and the pharmaceutical industry as a whole is unclear. Any denial in coverage or reduction in reimbursement from Medicare or other government-funded programs may result in a similar denial or reduction in payments from private payors, which may prevent us from being able to generate sufficient revenue, attain profitability or commercialize our product candidates, if approved.

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
•
State and foreign laws and regulations also govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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

Our business activities may be subject to the Foreign Corrupt Practices Act (“FCPA”) and similar anti-bribery or anti-corruption laws, regulations, or rules of other countries in which we operate, including the U.K. Bribery Act. The FCPA generally prohibits offering, promising, giving, or authorizing others to give anything of value, either directly or indirectly, to a non-U.S. government official in order to influence official action, or otherwise obtain or retain business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. Our business is heavily regulated and therefore involves significant interaction with public officials, including officials of non-U.S. governments. Additionally, in many other countries, the researchers with whom we conduct clinical trials, and the healthcare providers who prescribe pharmaceuticals, are employed by their government, and the purchasers of pharmaceuticals are government entities. As a result, our dealings with these researchers, prescribers, and purchasers are subject to regulation under the FCPA. Recently the SEC and Department of Justice have increased their FCPA enforcement activities with respect to biotechnology and pharmaceutical companies. There is no certainty that all of our employees, agents, contractors or collaborators, or those of our affiliates, will comply with all applicable laws and regulations, particularly given the high level of complexity of these laws. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, the closing down of our facilities, requirements to obtain export licenses, cessation of business activities in sanctioned countries, implementation of compliance programs and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our products in one or more countries and could materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, and our business, prospects, operating results and financial condition.

Failure to comply with privacy and data protection laws, regulations, or contractual obligations could lead to government enforcement actions (which could include civil or criminal penalties), private disputes and litigation, and/or adverse publicity and could negatively affect our operating results and business.

We receive, generate, and store significant and increasing volumes of sensitive and personal information, such as employee, personal, patient and collaborator data. In addition, we actively seek access to medical information, including patient data, through research and development partnerships and collaborations or otherwise. We have legal and contractual obligations regarding the protection of confidentiality and appropriate use of personal information. We and our partners may be subject to federal, state, and foreign privacy and data protection laws and regulations (i.e., laws and regulations that address privacy and data security). These privacy and data protection laws and regulations continue to evolve and may result in ever-increasing public scrutiny and escalating levels of enforcement and sanctions and increased costs of compliance.

In the United States, numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), that govern the collection, use, disclosure, protection, and other processing of health-related and other personal information could apply to our operations or the operations of our partners, including during our clinical trials. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA, as amended by HITECH, which establish privacy and security standards that limit the use and disclosure of individually identifiable health information and require the implementation of administrative, physical, and technological safeguards to protect the privacy of individually identifiable health information and ensure the confidentiality, integrity, and availability of electronic protected health information. Determining whether individually identifiable health information has been handled in compliance with applicable privacy laws, regulations, and standards and our contractual obligations can require complex factual and statistical analyses and may be subject to changing interpretation. Depending on the facts and circumstances, we could be subject to civil and criminal penalties if we knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA. Enforcement activity can result in financial liability and reputational harm, and responses to such enforcement activity can consume significant internal resources. We cannot be sure how these regulations will be interpreted, enforced, or applied to our operations. In addition to the risks associated with enforcement activities and potential contractual liabilities, our ongoing efforts to comply with evolving laws and regulations at the federal and state level may be costly and require ongoing modifications to our policies, procedures and systems. Failure to comply with any of these laws or regulations could result in enforcement action against us, including fines, imprisonment of company officials and public censure, claims for damages by customers and other affected individuals, damage to our reputation, and loss of goodwill (both in relation to existing and prospective customers), any of which could have a material adverse effect on our business, financial condition, results of operations, or prospects.

Although we take measures to protect sensitive data from unauthorized access, use or disclosure, our information technology and infrastructure may be vulnerable to attacks by hackers or other malicious third parties or viruses or breached due to employee error, malfeasance, or other malicious or inadvertent disruptions. Any such attack, breach, or other security breach or incident, or any interruption, could compromise our networks and the information processed there could be accessed by unauthorized parties, manipulated, publicly disclosed, lost, stolen or otherwise processed without authorization. Any such access, loss, other unauthorized processing, or any other security breach or incident, could result in legal claims or proceedings, and liability under federal or state laws and regulations that protect personal information, such as HIPAA and HITECH, and regulatory penalties. Notice of certain security breaches must be made to affected individuals, the Secretary of the HHS, and for extensive breaches, notice may need to be made to the media or State Attorneys General. Such a notice could harm our reputation and our ability to compete. The HHS has the discretion to impose penalties without attempting to resolve violations through informal means. In addition, state attorneys general are authorized to bring civil actions seeking either injunctions or damages in response to violations that threaten the privacy of state residents. Although we have implemented security measures designed to prevent unauthorized access to patient and other data, such data is currently accessible through multiple channels, and there is no guarantee we can protect our data from security breaches or incidents, loss, or other unauthorized processing. Unauthorized access, loss, dissemination or other processing could also damage our reputation or disrupt our operations, including our ability to conduct our analyses, deliver test results, process claims and appeals, provide customer assistance, conduct research and development activities, collect, process and prepare company financial information, provide information about our tests and other patient and physician education and outreach efforts through our website, and manage the administrative aspects of our business.

We may collect, use, transfer, or otherwise process personal information from individuals located in the European Economic Area (“EEA”), Switzerland, and the United Kingdom (collectively, “Europe”) in connection with our business, including in connection with conducting clinical trials in Europe. Additionally, if any of our product candidates are approved, we may seek to commercialize those products in Europe. The collection, use, and other processing of personal information, including health information, in Europe are governed by laws, regulations, and directives, including the General Data Protection Regulation (EU) 2016/679 (“GDPR”). This legislation imposes requirements relating to having legal bases for processing personal information relating to identifiable individuals and transferring such information outside of the EEA, including to the United States, providing details to those individuals regarding the processing of their personal information, keeping personal information secure, having data processing agreements with third parties who process personal information, responding to individuals’ requests to exercise their rights in respect of their personal information, reporting security breaches involving personal data to the competent national data protection authority and affected individuals, appointing data protection officers, conducting data protection impact assessments and record-keeping. This legislation imposes significant responsibilities and liabilities in relation to personal data that we process, and we may be required to put in place additional mechanisms ensuring compliance. In particular, with respect to cross-border transfers of personal data, judicial and regulatory developments in Europe have created uncertainty. In a decision issued by the Court of Justice of the European Union (“CJEU”) on July 16, 2020, the CJEU invalidated one mechanism for cross-border personal data transfer, the EU-U.S. Privacy Shield, and imposed additional obligations on companies, including us, relying on standard contractual clauses issued by the European Commission (“SCCs”) for cross-border personal data transfers. The European Commission released new SCCs designed to address the CJEU concerns on June 4, 2021, which are required to be implemented. Additionally, the United Kingdom’s Information Commissioner’s Office issued new standard contractual clauses (the “UK SCCs”) to support personal data transfers out of the United Kingdom on February 2, 2022, which also are required to be implemented. The European Commission adopted an adequacy decision in relation to the EU-U.S. Data Privacy Framework (“EU-U.S. DPF”) as a cross-border personal data transfer mechanism on July 10, 2023. We have undertaken certain efforts to conform transfers of personal data from Europe to the United States to our understanding of regulatory obligations and applicable guidance of data protection authorities, but the CJEU’s decision, the revised SCCs and UK SCCs, regulatory guidance and opinions, and other developments relating to cross-border data transfer may require us to implement additional contractual and technical safeguards for any personal information transferred out of Europe or other regions which may increase compliance costs, lead to increased regulatory scrutiny or liability, may require additional contractual negotiations, and may adversely impact our business, financial condition and operating results. Any actual or alleged failure to comply with the requirements of the GDPR or other laws, regulations, and directives of jurisdictions and regulators within Europe may result in substantial fines, other administrative penalties and civil claims being brought against us, which could have a material adverse effect on our business, financial condition and results of operations.

In addition, U.S. states are adopting new laws or amending existing laws and regulations, requiring attention to frequently changing regulatory requirements applicable to data related to individuals. For example, California has enacted the California Consumer Privacy Act (“CCPA”). The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used by requiring covered companies to provide new disclosures to California consumers (as that term is broadly defined and which can include any of our current or future employees who may be California residents or any other California residents whose data we collect or process) and provide such residents new ways to opt out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. As we expand our operations and trials (both preclinical or clinical), the CCPA may increase our compliance costs and potential liability. Additionally, the California Privacy Rights Act (“CPRA”) was approved by California voters in November 2020, modifying the CCPA significantly, including by imposing additional obligations relating to consumer data and expanding consumers’ right with respect to certain sensitive personal information. The CCPA became operative on January 1, 2022, with enforcement to commence on March 29, 2024, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. Additionally, other U.S. states and the U.S. federal government continue to propose, and in the case of certain states adopt, privacy-focused legislation, such as laws enacted in Colorado, Virginia, Utah, Connecticut, Florida, Montana, Oregon, Texas, Tennessee, Iowa, and Indiana. Aspects of these state laws remain unclear, resulting in further uncertainty and potentially requiring us to modify our data practices and policies and to incur substantial additional costs and expenses in an effort to comply.

Failure to comply with U.S. and international privacy and data protection laws or regulations could result in government enforcement actions (which could include civil or criminal penalties), private litigation, and/or adverse publicity and could negatively affect our operating results and business. Moreover, patients about whom we or our partners obtain information, as well as the providers who share this information with us, may contractually limit our ability to use and disclose the information. Claims that we have violated individuals’ privacy rights, failed to comply with privacy and data protection laws or regulations or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

If we or third parties fail to adequately safeguard confidential personal, employee, patient, or other information or data, or if such information or data are wrongfully used by us or third parties or disclosed to unauthorized persons or entities, our reputation could suffer and we could be subject to claims for damages or other liabilities, regulatory investigations and enforcement action, litigation, the imposition of fines or other penalties, and significant costs for remediation. Any of these risks could have a material adverse effect on our business, financial condition, results of operations, or prospects.

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

As of July 31, 2023, Apexigen had 11 full-time employees. In order to successfully pursue a strategic transaction, fulfill our obligations as a public reporting company and maintain our development and commercialization plans and strategies, we will be substantially dependent upon the efforts of these 11 employees. We may experience difficulties in implementing such objectives given the significant added responsibilities on our remaining employees and members of management.

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

Our business strategy incorporates potential international expansion as we seek to obtain regulatory approval for, and commercialize, our current and any future product candidates in patient populations outside the United States. If our product candidates are approved, we may hire sales representatives and conduct physician and patient association outreach activities outside of the United States. Doing business internationally involves a number of risks, including:

•
multiple, conflicting, and changing laws and regulations such as privacy and data protection laws and regulations, tax laws, export and import restrictions, employment laws, regulatory requirements, and other governmental approvals, permits and licenses;
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

Our success depends in significant part on our and our current or future licensors’ ability to obtain, maintain and protect patents and other intellectual property rights and operate without infringing, misappropriating, or otherwise violating the intellectual property rights of others. We have filed numerous patent applications both in the United States and in foreign jurisdictions to obtain patent rights to inventions we have developed that are important to our business, including related to our product candidates. We have also licensed from third parties’ rights to patents and other intellectual property, including from Epitomics, Inc., an Abcam Company (“Epitomics”), with respect to rabbit monoclonal antibodies generated using Epitomics’ technology in the field of pharmaceutical products for human or veterinary use. If we or our licensors are unable to obtain or maintain patent protection with respect to such inventions and technology, our business, financial condition, results of operations, and prospects could be materially harmed.

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

We do not currently have the infrastructure or internal capability to manufacture our product candidates for use in clinical development and commercialization. We rely, and expect to continue to rely, on third-party manufacturers for the production of our product candidates in compliance with GMP requirements for clinical trials under the guidance of members of our organization. We currently rely on a single third-party manufacturer, WuXi Biologics (Hong Kong) Limited (“WuXi”), for the manufacture of our product candidates sotiga and APX601. We expect the quantity and stability of our current supply of sotiga, which was produced by a prior third-party manufacturer, will be sufficient to supply our currently ongoing clinical trials into the fourth quarter of 2023.

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
•
the possible failure of our third-party manufacturer to procure raw materials from third-party suppliers and potential exposure to supply chain issues impacting delivery dates, quality, quantity and pricing of raw materials, including due to the COVID-19 pandemic or other public health emergencies, which may result in additional costs and delays in production of clinical trial materials, commercial product and regulatory approvals;
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

Beovu® is a drug product developed by Novartis covered under the ESBATech Agreement with us. Novartis obtained approval for Beovu for use in neovascular (wet) age-related macular degeneration (“AMD”) and as a treatment of visual impairment due to diabetic macular edema, Novartis continues to develop Beovu for other indications. Under the terms of the ESBATech agreement, Novartis is obligated to pay us a very low single-digit royalty on worldwide net sales of Beovu. However, Novartis has disputed its obligation to pay royalties to us under the agreement and continues to pay such royalties under protest. As a result, we have determined that any sales-based royalties received from Novartis for Beovu are currently fully constrained, and we have recorded the royalty proceeds as deferred revenue on our consolidated balance sheet, with the amounts totaling $6.7 million and $5.7 million as of June 30, 2023 and December 31, 2022, respectively. If the dispute with Novartis regarding their royalty obligations is not settled favorably through negotiation or if the parties escalate the dispute through arbitration or litigation, there is no guarantee that we will recognize such historic and future royalty revenue in part or at all, we may be required to return the cash received to date for the constrained royalty payments, we may not receive future payments, and we may incur substantial costs and distraction of management related to such dispute. While this dispute continues, the Beovu royalty rights will be impaired which will limit our ability to exercise ownership over or monetize this royalty stream, all of which could have an adverse effect on our business, financial condition, and results of operations.

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

Other General Risks

We face risks related to health epidemics and other outbreaks, such as COVID-19, which could significantly disrupt our operations or otherwise result in material adverse impacts to us.

On May 11, 2023, the federal government ended the COVID-19 public health emergency, which ended a number of temporary changes made to federally funded programs while some continue to be in effect. Consequently, many of the FDA COVID-19 related guidance documents issued during the COVID-19 public health emergency for manufacturers and clinical trial sponsors have expired or were withdrawn with the expiration of the COVID-19 public health emergency declaration, although some COVID-19 related guidance documents continue in effect. The full impact of this termination of the national emergency and the wind-down of the public health emergency on FDA and other regulatory policies and operations are unclear. To the extent we experience any ongoing pandemic disruptions or other public health emergencies, including a resurgence of COVID-19 cases, potential impacts to our business may include:

•
delays or difficulties in enrolling and retaining subjects in our ongoing clinical trials and our future clinical trials;

•
delays or difficulties in clinical site initiation, including due to difficulties in staffing and recruiting at clinical sites;
•
difficulties interpreting data from our clinical trials due to the possible effects of health epidemics or other outbreaks on subjects;
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
•
changes in regulations as part of a response to health epidemics or other outbreaks which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs or require us to discontinue the clinical trial altogether;
•
interruptions or delays to our development pipeline;
•
delays in necessary interactions with regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government or contractor personnel; and
•
refusal of the FDA to accept data from clinical trials in affected geographies outside of the United States.

To the extent another pandemic or other public health epidemic or outbreak adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this section and in this “Risk Factors” section.

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

Despite the implementation of security measures, our internal computer systems, and those used by our third-party research institution collaborators and other contractors or consultants, may be vulnerable to damage, compromise, disruption and unauthorized access owing to a variety of causes, including system malfunction, natural disasters, terrorism, war and telecommunication and electrical failure, cyberattacks and other forms of hacking by malicious third parties, and inadvertent or intentional actions by our employees, our third-party research institution collaborators, other contractors and consultants, and/or other third parties. As the cyber-threat landscape evolves, attacks are growing in frequency, sophistication, and intensity, and are becoming increasingly difficult to detect. These risks are increased given several of our personnel and those of our collaborators, contractors and consultants work remotely, and threats of cyberattacks by Russia and affiliated actors in response to the war in Ukraine. Such attacks could include the use of key loggers or other harmful and virulent malware, including ransomware or other means of effecting denials of service or unavailability of systems or data, and can be deployed through malicious websites, the use of social engineering, and/or other means. If a breakdown, cyberattack, or other information security breach or incident were to occur and cause interruptions in our operations or any loss, corruption, or unavailability of data, it could result in loss or misappropriation of confidential information, including trade secrets, other intellectual property, or financial information, and a material disruption of our development programs and our business operations, any of which could lead to significant delays or setbacks in our research and other further development and commercialization of our product candidates. For example, the loss of clinical trial data from completed, ongoing, or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data.

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

As of December 31, 2022, we had federal net operating loss (“NOL”) carryforwards totaling $137.3 million. Of the $137.3 million, $109.0 million are carried forward indefinitely, but are subject to an 80% of taxable income limitation, and $28.3 million which will begin to expire in 2033, if not utilized. As of December 31, 2022, we had state NOL carryforwards of $64.6 million, which will begin to expire in 2035, if not utilized. Under Sections 382 and 383 of the United States Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50-percentage-point cumulative change (by value) in the equity ownership of certain stockholders over a rolling three-year period), the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change taxable income or taxes may be limited. As a result of previous transactions, including the Brookline Merger, we may have experienced such an ownership change. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which are outside our control. As a result, our ability to use our pre-change NOL carryforwards and other pre-change tax attributes to offset post-change taxable income or taxes may be subject to limitation.

Changes in tax law could materially impact our business, results of operations and financial condition.

Changes to U.S. federal, state, and local, and foreign tax laws, including those that may be enacted in the future could impact the tax treatment of our business operations. For example, the United States enacted the Inflation Reduction Act of 2022, which implements, among other changes, a 1% excise tax on certain stock buybacks. In addition, the Organization for Economic Cooperation and Development has proposed a number of tax provisions that could impact our business if we expand internationally. Further, on January 1, 2022, a provision of the Tax Cuts and Jobs Act of 2017 went into effect that eliminates the option to deduct domestic research and development costs in the year incurred and instead requires taxpayers to amortize such costs over five years. Such changes, among others, may adversely affect our effective tax rate, results of operation and general business condition.

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
•
privacy and data protection laws and regulations, privacy or data breaches, or the loss of data;
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

As of July 29, 2022, the closing date of the Brookline Merger, we had 123,500 private placement warrants outstanding, which became exercisable 30 days following the closing of the Brookline Merger. We may redeem outstanding warrants in certain circumstances. Under GAAP, we are required to evaluate contingent exercise provisions of these warrants and then their settlement provisions to determine whether they should be accounted for as a warrant liability or as equity. Any settlement amount not equal to the difference between the fair value of a fixed number of our equity shares and a fixed monetary amount precludes these warrants from being considered indexed to its own stock, and therefore, from being accounted for as equity. As a result of the provision that the private placement warrants, when held by someone other than the initial purchasers or their permitted transferees, will be redeemable by us, the requirements for accounting for these warrants as equity are not satisfied. Therefore, we are required to account for these private placement warrants as a warrant liability and record (a) that liability at fair value, and (b) any subsequent changes in fair value as of the end of each period for which earnings are reported. The impact of changes in fair value on earnings may have an adverse effect on the market price of our common stock.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud.

Prior to the Brookline Merger, our predecessor, BCAC, had identified a material weakness in its internal controls over financial reporting in connection with the reclassification of the warrants. The material weakness was remediated in 2022. If we identify further material weaknesses in our internal control over financial reporting, any such identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim consolidated financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

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

We filed a registration statement with the SEC on Form S-8 providing for the registration of shares of our common stock issued or reserved for issuance under our 2020 Equity Incentive Plan, 2022 Equity Incentive Plan and 2022 ESPP. Subject to the satisfaction of vesting conditions and the expiration of any applicable lockup agreements, shares registered under the registration statement on Form S-8 are available for resale immediately in the public market without restriction. In addition, under our purchase agreement dated March 17, 2022 with Lincoln Park (the “equity line agreement”), we have the right to direct Lincoln Park to purchase an aggregate of up to $50,000,000 of our common stock from time to time, subject to certain limitations. As of June 30, 2023, we have issued 1,266,684 shares of our common stock under the equity line agreement, including 150,000 on July 29, 2022, 500,000 shares of our common stock 90 calendar days after July 29, 2022 and 616,684 shares of common stock pursuant to purchases we directed under the equity line agreement.

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

All shares issued as merger consideration in the Brookline Merger are freely tradable without registration under the Securities Act and without restriction by persons other than our “affiliates” (as defined under Rule 144), including our directors, executive officers and other affiliates, and certain other former Legacy Apexigen stockholders.

Shares held by certain of our stockholders are eligible for resale, subject to, in the case of certain stockholders, volume, manner of sale and other limitations under Rule 144. In addition, pursuant to the Registration Rights and Lock-Up Agreement that we entered into with certain stockholders in connection with the Brookline Merger, we registered the sale of their shares of common stock under the Securities Act, and pursuant to the Registration Rights Agreement that we entered into with Lincoln Park, we registered the shares of our common stock issued to Lincoln Park pursuant to the equity line agreement under the Securities Act.

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

In addition, as a public company, we are required to document and test our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act so that our management can certify as to the effectiveness of our internal control over financial reporting. The design of our internal controls over financial reporting post-Brookline Merger has required and will continue to require significant time and resources from management and other personnel. As a result, management was unable, without incurring unreasonable effort or expense, to conduct an assessment of our internal control over financial reporting as of June 30, 2023. Accordingly, we are excluding management’s report on internal control over financial reporting in this Quarterly Report on Form 10-Q pursuant to Section 215.02 of the SEC Division of Corporation Finance’s Regulation S-K Compliance & Disclosure Interpretations.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
2.1+

Agreement and Plan of Merger, dated May 23, 2023, by and among Pyxis Oncology, Inc., Ascent Merger Sub Corp. and Apexigen, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Company on May 24, 2023).

10.1	Form of Voting Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on May 24, 2023).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+ Exhibits and/or schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Apexigen hereby undertakes to furnish supplementally copies of any of the omitted exhibits and schedules upon request by the SEC; provided, however, that Apexigen may request confidential treatment pursuant to Rule 24b-2of the Exchange Act for any exhibits or schedules so furnished.

* Filed herewith.

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

Apexigen, Inc.

Date: August 10, 2023	By:	/s/ Xiaodong Yang
Xiaodong Yang, M.D., Ph.D. Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2023	By:	/s/ William Duke, Jr.
William Duke, Jr. Chief Financial Officer (Principal Financial and Accounting Officer)